Form 10-Q
period 1996-03-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1996-05-14
CIK 887438

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-47667-01

                SOUTHWEST OIL & GAS 1992-93 INCOME PROGRAM
                Southwest Oil & Gas Income Fund XI-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2427267
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $     12,774         28,968
  Receivable from Managing General Partner          60,061         44,235
                                                 ---------      ---------
    Total current assets                            72,835         73,203
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,091,876      1,091,320
  Less accumulated depreciation,
   depletion and amortization                      213,000        181,000
                                                 ---------      ---------
    Net oil and gas properties                     878,876        910,320
                                                 ---------      ---------
Organization costs, net of
 amortization                                       13,329         15,084
                                                 ---------      ---------
                                              $    965,040        998,607
                                                 =========      =========

    Liabilities and Partners' Equity

Current liability - Accounts payable          $      5,000          -
                                                 ---------      ---------
Partners' equity:
  General partners                                  (4,799)        (4,318)
  Limited partners                                 964,839      1,002,925
                                                 ---------      ---------
    Total partners' equity                         960,040        998,607
                                                 ---------      ---------
                                              $    965,040        998,607
                                                 =========      =========





PAGE

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Oil and gas revenues                                $   133,937    106,317
Interest                                                    177       -
                                                        -------    -------
                                                        134,114    106,317
                                                        -------    -------
    Expenses

Production                                               55,172     55,282
General and administrative                               12,754     11,822
Depreciation, depletion and
 amortization                                            33,755     33,755
                                                        -------    -------
                                                        101,681    100,859
                                                        -------    -------
Net income                                          $    32,433      5,458
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $     5,957      3,529
                                                        =======    =======
  General partner                                   $       662        392
                                                        =======    =======
  Limited partners                                  $    25,814      1,537
                                                        =======    =======
    Per limited partner unit                        $      9.15        .54
                                                        =======    =======













PAGE

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from oil and gas sales              $   122,382    114,356
  Interest received                                         177       -
  Cash paid to suppliers                                (67,197)  (105,690)
                                                        -------    -------
    Net cash provided by operating
     activities                                          55,362      8,666
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                      (556)    (2,212)
  Sale of oil and gas properties                             -       6,226
                                                        -------    -------
    Net cash provided by (used in) investing
     activities                                            (556)     4,014
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                             (71,000)    (9,360)
                                                        -------    -------
    Net increase (decrease) in cash                     (16,194)     3,320

Cash and cash equivalents:
  Beginning of period                                    28,968        190
                                                        -------    -------
  End of period                                     $    12,774      3,510
                                                        =======    =======

                                                                (continued)











PAGE

                Southwest Oil & Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income
 to net cash provided by operating
 activities:

Net income                                          $    32,433      5,458

Adjustments to reconcile net income
 to net cash provided by
 operating activities:

  Depreciation, depletion and
   amortization                                          33,755     33,755
  (Increase) decrease in receivables                    (11,555)     8,039
  Increase (decrease) in payables                           729    (38,586)
                                                        -------    -------
Net cash provided by operating
 activities                                         $    55,362      8,666
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund XI-A, L.P. was organized as a Delaware limited partnership on May 5, 1992. The offering of such limited partnership interests began August 20, 1992 as part of a shelf offering registered under the name Southwest Oil & Gas 1992-93 Income Program. Minimum capital requirements for the Partnership were met on March 17, 1993, with the offering of limited partnership interests concluding April 30, 1993. At the conclusion of the offering of limited partnership interests, 122 limited partners had purchased 2,821 units for $1,410,500.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995.

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.22     16.75       9%
Average price per mcf of gas              $    2.08      1.48      41%
Oil production in barrels                     3,400     3,000      13%
Gas production in mcf                        34,600    38,300     (10%)
Gross oil and gas revenue                 $ 133,937   106,317      26%
Net oil and gas revenue                   $  78,765    51,035      54%
Partnership distributions                 $  71,000     9,305     663%
Limited partner distributions             $  63,900     8,655     638%
Per unit distribution to limited
 partners                                 $   22.65      3.07     638%
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $133,937 from $106,317 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 26%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 9%, or $1.47 per barrel, resulting in an increase of approximately $4,400 in revenues. Oil sales represented 46% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 47% during the quarter ended March 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 41%, or $.60 per mcf, resulting in an increase of approximately $23,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $27,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 400 barrels or 13% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in an increase of approximately $7,300 in revenues.

    Gas production decreased approximately 3,700 mcf or 10% during the same period, resulting in a decrease of approximately $7,700 in revenues.

    The net total decrease in revenues due to the change in production is approximately $400. The decrease in gas production is a result of property sales and surface problems.

Costs and Expenses

Total costs and expenses increased to $101,681 from $100,859 for the quarters ended March 31, 1996 and 1995, respectively, an increase of 1%. The increase is the result of higher general and administrative expense, offset by a decline in lease operating costs.

1. Lease operating costs and production taxes were less than 1% lower, or approximately $100 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $900 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

3. Depletion expense remained unchanged for the quarters ended March 31, 1996 and 1995. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $55,400 in the three months ended March 31, 1996 as compared to approximately $8,700 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(600) in the three months ended March 31, 1996 as compared to approximately $4,000 in the three months ended March 31, 1995. The principle use of the 1996 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $71,000 in the three months ended March 31, 1996 as compared to approximately $9,400 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $71,000 of which $63,900 was distributed to the limited partners and $7,100 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $22.65. Total distributions during the three months ended March 31, 1995 were $9,305 of which $8,655 was distributed to the limited partners and $650 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $3.07.

The source for the 1996 distributions of $71,000 was oil and gas operations of approximately $55,400, offset by additions to oil and gas properties of approximately $600, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $9,305 were oil and gas operations of approximately $8,700 and the sale of oil and gas properties of approximately $6,200, offset by additions to oil and gas properties of approximately $2,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $382,661 have been made to the partners. As of March 31, 1996, $350,211 or $124.14 per limited partner unit has been distributed to the limited partners, representing a 25% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $67,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST OIL & GAS
                              INCOME FUND XI-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996