Form 10-Q
period 1996-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1996-08-14
CIK 887438

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $      6,013          28,968
  Receivable from Managing
   General Partner                                 63,066          44,235
                                                ---------       ---------
    Total current assets                           69,079          73,203
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,088,431       1,091,320
  Less accumulated depreciation,
    depletion and amortization                    247,000         181,000
                                                ---------       ---------
    Net oil and gas properties                    841,431         910,320
                                                ---------       ---------
Organization costs, net                            11,574          15,084
                                                ---------       ---------
                                             $    922,084         998,607
                                                =========       =========
     Liabilities and Partners' Equity

Partners' equity:
  General partners                           $     (4,771)         (4,318)
  Limited partners                                926,855       1,002,925
                                                ---------       ---------
      Total partners' equity                      922,084         998,607
                                                ---------       ---------
                                             $    922,084         998,607
                                                =========       =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   128,283    133,342    262,220    239,659
Interest                              243        602        420        602
                                  -------    -------    -------    -------
                                  128,526    133,944    262,640    240,261
                                  -------    -------    -------    -------

     Expenses

Production                         52,875     57,567    108,047    112,849
General and administrative          7,371      7,930     20,125     19,752
Depreciation, depletion and
  amortization                     35,755     37,755     69,510     71,510
                                  -------    -------    -------    -------
                                   96,001    103,252    197,682    204,111
                                  -------    -------    -------    -------
Net income                    $    32,525     30,692     64,958     36,150
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     6,145      6,160     12,102      9,689
                                  =======    =======    =======    =======
  General Partner             $       683        684      1,345      1,077
                                  =======    =======    =======    =======
  Limited Partners            $    25,697     23,848     51,511     25,384
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      9.11       8.45      18.26       9.00
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   245,986    157,532
  Cash paid to suppliers                               (130,769)  (113,132)
  Interest received                                         420        602
                                                        -------    -------
    Net cash provided by operating
     activities                                         115,637     45,002
                                                        -------    -------
Cash flows from investing activities:

  Additions of oil and gas properties                    (3,056)    (3,489)
  Sale of oil and gas properties                          5,945    127,506
                                                        -------    -------
    Net cash provided by investing
     activities                                           2,889    124,017
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (141,481)   (89,374)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                       (22,955)    79,645

  Beginning of period                                    28,968        190
                                                        -------    -------
  End of period                                     $     6,013     79,835
                                                        =======    =======

                                                                (continued)

PAGE

                Southwest Oil & Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $    64,958     36,150

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        69,510     71,510
    Increase in receivables                             (16,234)   (82,127)
    Increase (decrease) in payables                      (2,597)    19,469
                                                        -------    -------
Net cash provided by operating
  activities                                        $   115,637     45,002
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

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.26     17.71        14%
Average price per mcf of gas             $    2.27      1.60        42%
Oil production in barrels                    3,100     3,800       (18%)
Gas production in mcf                       29,100    41,200       (29%)
Gross oil and gas revenue                $ 128,283   133,342        (4%)
Net oil and gas revenue                  $  75,408    75,775         -
Partnership distributions                $  70,481    80,000       (12%)
Limited partner distributions            $  63,681    74,000       (14%)
Per unit distribution to limited
 partners                                $   22.57     26.23       (14%)
Number of limited partner units              2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $128,283 from $133,342 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 4%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 14%, or $2.55 per barrel, resulting in an increase of approximately $9,700 in revenues. Oil sales represented 48% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 51% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 42%, or $.67 per mcf, resulting in an increase of approximately $27,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $37,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 700 barrels or 18% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $14,200 in revenues.

    Gas production decreased approximately 12,100 mcf or 29% during the same period, resulting in a decrease of approximately $27,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $41,700. The decrease is a result of property sales and surface problems.

Costs and Expenses

Total costs and expenses decreased to $96,001 from $103,252 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 8% lower, or approximately $4,700 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $600 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense decreased to $34,000 for the quarter ended June 30, 1996 from $36,000 for the same period in 1995. This represents a decrease of 6%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended June 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

PAGE

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.19     17.29        11%
Average price per mcf of gas             $    2.30      1.54        49%
Oil production in barrels                    6,500     6,800        (4%)
Gas production in mcf                       60,100    79,500       (24%)
Gross oil and gas revenue                $ 262,220   239,659         9%
Net oil and gas revenue                  $ 154,173   126,810        22%
Partnership distributions                $ 141,481    89,305        58%
Limited partner distributions            $ 127,581    82,655        54%
Per unit distribution to limited
 partners                                $   45.23     29.30        54%
Number of limited partner units              2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $262,220 from $239,659 for the six months ended June 30, 1996 and 1995, respectively, an increase of 9%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 11%, or $1.90 per barrel, resulting in an increase of approximately $12,900 in revenues. Oil sales represented 47% of total oil and gas sales during the six months ended June 30, 1996 as compared to 49% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 49%, or $.76 per mcf, resulting in an increase of approximately $60,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $73,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

PAGE

2. Oil production decreased approximately 300 barrels or 4% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $5,800 in revenues.

    Gas production decreased approximately 19,400 mcf or 24% during the same period, resulting in a decrease of approximately $44,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $50,400. The decrease is a result of property sales and surface problems.

Costs and Expenses

Total costs and expenses decreased to $197,682 from $204,111 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 3%. The decrease is the result of a decline in lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 4% lower, or approximately $4,800 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

    General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $400 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense decreased to $66,000 for the six months ended June 30, 1996 from $68,000 for the same period in 1995. This represents a decrease of 3%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

PAGE

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $115,600 in the six months ended June 30, 1996 as compared to approximately $45,000 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $2,900 in the six months ended June 30, 1996 as compared to approximately $124,000 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $141,500 in the six months ended June 30, 1996 as compared to approximately $89,400 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $141,481 of which $127,581 was distributed to the limited partners and $13,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $45.23. Total distributions during the six months ended June 30, 1995 were $89,305 of which $82,655 was distributed to the limited partners and $6,650 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $29.30.

The sources for the 1996 distributions of $141,481 were oil and gas operations of approximately $115,600 and the sale of oil and gas properties of approximately $5,900, offset by additions to oil and gas properties of approximately $3,100, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $89,305 were oil and gas operations of approximately $45,000 and the sale of oil and gas properties of approximately $127,500, offset by additions to oil and gas properties of approximately $3,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $453,142 have been made to the partners. As of June 30, 1996, $413,892 or $146.72 per limited partner unit has been distributed to the limited partners, representing a 29% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $69,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officers
Date: August 12, 1996