Form 10-Q
period 1996-09-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1996-11-13
CIK 887438

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     10,243          28,968
  Receivable from Managing
   General Partner                                 54,504          44,235
                                                ---------       ---------
    Total current assets                           64,747          73,203
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,091,278       1,091,320
  Less accumulated depreciation,
   depletion and amortization                     278,000         181,000
                                                ---------       ---------
    Net oil and gas properties                    813,278         910,320
                                                ---------       ---------
Organization costs, net                             9,819          15,084
                                                ---------       ---------
                                             $    887,844         998,607
                                                =========       =========
     Liabilities and Partners' Equity

Partners' equity:
  General partners                           $     (4,920)         (4,318)
  Limited partners                                892,764       1,002,925
                                                ---------       ---------
    Total partners' equity                        887,844         998,607
                                                ---------       ---------
                                             $    887,844         998,607
                                                =========       =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   122,905     99,573    385,125    339,232
Interest                              186        715        606      1,318
                                  -------    -------    -------    -------
                                  123,091    100,288    385,731    340,550
                                  -------    -------    -------    -------

     Expenses

Production                         57,191     54,719    165,238    167,569
General and administrative          6,385      6,158     26,510     25,910
Depreciation, depletion and
 amortization                      32,755     29,755    102,265    101,265
                                  -------    -------    -------    -------
                                   96,331     90,632    294,013    294,744
                                  -------    -------    -------    -------
Net income                    $    26,760      9,656     91,718     45,806
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     5,356      3,547     17,458     13,236
                                  =======    =======    =======    =======
  General Partner             $       595        394      1,940      1,471
                                  =======    =======    =======    =======
  Limited Partners            $    20,809      5,715     72,320     31,099
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      7.38       2.03      25.64      11.02
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from oil and gas sales              $   374,202    359,670
  Cash paid to suppliers                               (191,094)  (239,909)
  Interest received                                         606      1,318
                                                        -------    -------
    Net cash provided by operating
     activities                                         183,714    121,079
                                                        -------    -------
Cash flows from investing activities:

  Additions of oil and gas properties                    (6,512)    (4,926)
  Sale of oil and gas properties                          6,554    131,971
                                                        -------    -------
    Net cash provided by investing
     activities                                              42    127,045
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (202,481)  (187,878)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                       (18,725)    60,246

  Beginning of period                                    28,968        190
                                                        -------    -------
  End of period                                     $    10,243     60,436
                                                        =======    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $    91,718     45,806

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       102,265    101,265
    (Increase) decrease in receivables                  (10,923)    20,438
    Increase (decrease) in payables                         654    (46,430)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   183,714    121,079
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.53     15.97        29%
Average price per mcf of gas             $    1.88      1.61        17%
Oil production in barrels                    3,300     2,800        18%
Gas production in mcf                       29,000    33,900       (14%)
Gross oil and gas revenue                $ 122,905    99,573        23%
Net oil and gas revenue                  $  65,714    44,854        47%
Partnership distributions                $  61,000    98,504       (38%)
Limited partner distributions            $  54,900    89,504       (39%)
Per unit distribution to limited
 partners                                $   19.46     31.73       (39%)
Number of limited partner units              2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $122,905 from $99,573 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 23%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 29%, or $4.56 per barrel, resulting in an increase of approximately $12,800 in revenues. Oil sales represented 56% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 45% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.27 per mcf, resulting in an increase of approximately $9,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $22,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 500 barrels or 18% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in an increase of approximately $10,300 in revenues.

    Gas production decreased approximately 4,900 mcf or 14% during the same period, resulting in a decrease of approximately $9,200 in revenues.

    The net total increase in revenues due to the change in production is approximately $1,100. The decrease in gas production is a result of property sales and surface problems.

Costs and Expenses

Total costs and expenses increased to $96,331 from $90,632 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 6%. The increase is the result of higher lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 5% higher, or approximately $2,500 more during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 4% or approximately $200 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense increased to $31,000 for the quarter ended September 30, 1996 from $28,000 for the same period in 1995. This represents an increase of 11%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to an increase in price and production for the quarter ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.64     16.90        16%
Average price per mcf of gas             $    2.22      1.56        42%
Oil production in barrels                    9,800     9,600         2%
Gas production in mcf                       87,000   113,400       (23%)
Gross oil and gas revenue                $ 385,125   339,232        14%
Net oil and gas revenue                  $ 219,887   171,663        28%
Partnership distributions                $ 202,481   187,809         8%
Limited partner distributions            $ 182,481   172,159         6%
Per unit distribution to limited
 partners                                $   64.69     61.03         6%
Number of limited partner units              2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $385,125 from $339,232 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 14%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 16%, or $2.74 per barrel, resulting in an increase of approximately $26,300 in revenues. Oil sales represented 50% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 48% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 42%, or $.66 per mcf, resulting in an increase of approximately $74,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $101,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 2% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in an increase of approximately $3,900 in revenues.

    Gas production decreased approximately 26,400 mcf or 23% during the same period, resulting in a decrease of approximately $58,600 in revenues.

    The net total decrease in revenues due to the change in production is approximately $54,700. The decrease in gas production is a result of property sales and surface problems.

Costs and Expenses

Total costs and expenses decreased to $294,013 from $294,744 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of less than 1%. The decrease is the result of lower lease operating costs, offset by an increase in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 1% lower, or approximately $2,300 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $600 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense increased to $97,000 for the nine months ended September 30, 1996 from $96,000 for the same period in 1995. This represents an increase of 1%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues increased due to a increase in price and production for the nine months ended September 30, 1996 as compared to the same period for 1995. Depletion reflected a comparable increase.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $183,700 in the nine months ended September 30, 1996 as compared to approximately $121,100 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $40 in the nine months ended September 30, 1996 as compared to approximately $127,000 in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $202,500 in the nine months ended September 30, 1996 as compared to approximately $187,900 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $202,481 of which $182,481 was distributed to the limited partners and $20,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $64.69. Total distributions during the nine months ended September 30, 1995 were $187,809 of which $172,159 was distributed to the limited partners and $15,650 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $61.03.

The sources for the 1996 distributions of $202,481 were oil and gas operations of approximately $183,700 and the sale of oil and gas properties of approximately $6,600, offset by additions to oil and gas properties of approximately $6,500, with the balance from available cash on hand at the beginning of the period. The sources for the 1995 distributions of $187,809 were oil and gas operations of approximately $121,100 and the sale of oil and gas properties of approximately $132,000, offset by additions to oil and gas properties of approximately $4,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $514,142 have been made to the partners. As of September 30, 1996, $468,792 or $166.18 per limited partner unit has been distributed to the limited partners, representing a 33% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $64,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

         (a) Financial Data Schedule
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officers
Date: November 15, 1996