Form 10-Q
period 1997-03-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1997-05-15
CIK 887438

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     17,011            456
 Receivable from Managing General Partner           48,169         74,527
                                                 ---------      ---------
    Total current assets                            65,180         74,983
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,096,244      1,094,448
  Less accumulated depreciation,
   depletion and amortization                      305,000        282,000
                                                 ---------      ---------
    Net oil and gas properties                     791,244        812,448
                                                 ---------      ---------
Organization costs, net of amortization              6,309          8,064
                                                 ---------      ---------
                                              $    862,733        895,495
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Accounts payable          $      4,750            -
                                                 ---------      ---------
Partners' equity:
 General partners                                   (4,855)        (3,579)
 Limited partners                                  862,838        899,074
                                                 ---------      ---------
    Total partners' equity                         857,983        895,495
                                                 ---------      ---------
                                              $    862,733        895,495
                                                 =========      =========

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Oil and gas                                         $   120,005    133,937
Interest                                                    119        177
                                                        -------    -------
                                                        120,124    134,114
                                                        -------    -------
  Expenses

Production                                               51,694     55,172
General and administrative                               13,187     12,754
Depreciation, depletion and amortization                 24,755     33,755
                                                        -------    -------
                                                         89,636    101,681
                                                        -------    -------
Net income                                          $    30,488     32,433
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     4,972      5,957
                                                        =======    =======
 General partner                                    $       552        662
                                                        =======    =======
 Limited partners                                   $    24,964     25,814
                                                        =======    =======
  Per limited partner unit                          $      8.85       9.15
                                                        =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   149,187    122,382
 Interest received                                          119        177
 Cash paid to suppliers                                 (62,955)   (67,197)
                                                        -------    -------
  Net cash provided by operating activities              86,351     55,362
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                     (1,880)      (556)
 Sale of oil and gas properties                              84         -
                                                        -------    -------
  Net cash used in investing activities                  (1,796)      (556)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                              (68,000)   (71,000)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                             16,555    (16,194)

 Beginning of period                                        456     28,968
                                                        -------    -------
 End of period                                      $    17,011     12,774
                                                        =======    =======

                                                                (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    30,488     32,433

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               24,755     33,755
  (Increase) decrease in receivables                     29,182    (11,555)
  Increase in payables                                    1,926        729
                                                        -------    -------
Net cash provided by operating activities           $    86,351     55,362
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996.

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   22.10     18.22      21%
Average price per mcf of gas              $    2.60      2.08      25%
Oil production in barrels                     2,700     3,400     (21%)
Gas production in mcf                        23,200    34,600     (33%)
Gross oil and gas revenue                 $ 120,005   133,937     (10%)
Net oil and gas revenue                   $  68,311    78,765     (13%)
Partnership distributions                 $  68,000    71,000      (4%)
Limited partner distributions             $  61,200    63,900      (4%)
Per unit distribution to limited
 partners                                 $   21.69     22.65      (4%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $68,311 from $78,765 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 13%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 21%, or $3.88 per barrel, resulting in an increase of approximately $13,200 in revenues. Oil sales represented 50% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 46% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $.52 per mcf, resulting in an increase of approximately $18,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $31,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 21% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $15,500 in revenues.

    Gas production decreased approximately 11,400 mcf or 33% during the same period, resulting in a decrease of approximately $29,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $45,100. The decrease is primarily attributable to property sales.

Costs and Expenses

Total costs and expenses decreased to $89,636 from $101,681 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 6% lower, or approximately $3,500 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General
    Partner personnel costs.    General and administrative costs increased 3%
    or approximately $400 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $23,000 for the quarter ended March 31, 1997 from $32,000 for the same period in 1996. This represents a decrease of 28%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $86,400 in the quarter ended March 31, 1997 as compared to approximately $55,400 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $1,800 in the quarter ended March 31, 1997 as compared to approximately $600 in the quarter ended March 31, 1996. The principle use of the 1997 cash flow from investing activities was the additions of oil and gas properties, partially offset by the sale to oil and gas properties.

Cash flows used in financing activities were $68,000 in the quarter ended March 31, 1997 as compared to $71,000 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $68,000 of which $61,200 was distributed to the limited partners and $6,800 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $21.69. Total distributions during the quarter ended March 31, 1996 were $71,000 of which $63,900 was distributed to the limited partners and $7,100 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $22.65.

The sources for the 1997 distributions of $68,000 were oil and gas operations of approximately $86,400 and the sale of oil and gas properties of approximately $100, partially offset by the additions to oil and gas properties of approximately $1,900, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $71,000 was oil and gas operations of approximately $55,400, partially offset by the additions to oil and gas properties of approximately $600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $652,142 have been made to the partners. As of March 31, 1997, $592,992 or $210.21 per limited partner unit has been distributed to the limited partners, representing a 42% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $60,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997