Form 10-Q
period 1997-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1997-08-15
CIK 887438

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      2,201             456
 Receivable from Managing General Partner          36,483          74,527
                                                ---------       ---------
    Total current assets                           38,684          74,983
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,098,625       1,094,448
  Less accumulated depreciation,
   depletion and amortization                     324,000         282,000
                                                ---------       ---------
    Net oil and gas properties                    774,625         812,448
                                                ---------       ---------
Organization costs, net                             4,554           8,064
                                                ---------       ---------
                                             $    817,863         895,495
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        209               -
 Distribution payable                                  19               -
                                                ---------       ---------
    Total current liabilities                         228               -
                                                ---------       ---------
Partners' equity:
 General partners                                  (6,814)         (3,579)
 Limited partners                                 824,449         899,074
                                                ---------       ---------
    Total partners' equity                        817,635         895,495
                                                ---------       ---------
                                             $    817,863         895,495
                                                =========       =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $    98,419    128,283    218,425    262,220
Interest                              201        243        320        420
                                  -------    -------    -------    -------
                                   98,620    128,526    218,745    262,640
                                  -------    -------    -------    -------

  Expenses

Production                         61,559     52,875    113,255    108,047
General and administrative          6,652      7,371     19,840     20,125
Depreciation, depletion and
 amortization                      20,755     35,755     45,510     69,510
                                  -------    -------    -------    -------
                                   88,966     96,001    178,605    197,682
                                  -------    -------    -------    -------
Net income                    $     9,654     32,525     40,140     64,958
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     2,737      6,145      7,709     12,102
                                  =======    =======    =======    =======
 General Partner              $       304        683        856      1,345
                                  =======    =======    =======    =======
 Limited partners             $     6,613     25,697     31,575     51,511
                                  =======    =======    =======    =======
  Per limited partner unit    $      2.34       9.11      11.19      18.26
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from oil and gas sales               $   256,879    245,986
 Cash paid to suppliers                                (133,296)  (130,769)
 Interest received                                          320        420
                                                       --------   --------
  Net cash provided by operating activities             123,903    115,637
                                                       --------   --------
Cash flows from investing activities:

 Additions of oil and gas properties                     (4,906)    (3,056)
 Sale of oil and gas properties                             729      5,945
                                                       --------   --------
  Net cash provided by (used in) investing
   activities                                            (4,177)     2,889
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (117,981)  (141,481)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                              1,745    (22,955)

 Beginning of period                                        456     28,968
                                                       --------   --------
 End of period                                      $     2,201      6,013
                                                       ========   ========

                                                                (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    40,140     64,958

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               45,510     69,510
  (Increase) decrease in receivables                     38,454    (16,234)
  Decrease in payables                                     (201)    (2,597)
                                                        -------    -------
Net cash provided by operating activities           $   123,903    115,637
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.90     20.26        (7%)
Average price per mcf of gas             $    1.99      2.27       (12%)
Oil production in barrels                    2,600     3,100       (16%)
Gas production in mcf                       24,700    29,100       (15%)
Gross oil and gas revenue                $  98,419   128,283       (23%)
Net oil and gas revenue                  $  36,860    75,408       (51%)
Partnership distributions                $  50,000    70,481       (29%)
Limited partner distributions            $  45,000    63,681       (29%)
Per unit distribution to limited
 partners                                $   15.95     22.57       (29%)
Number of limited partner units              2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $98,419 from $128,283 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 23%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 7%, or $1.36 per barrel, resulting in a decrease of approximately $4,200 in revenues. Oil sales represented 50% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 49% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 12%, or $.28 per mcf, resulting in a decrease of approximately $8,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $12,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 16% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $9,500 in revenues.

    Gas production decreased approximately 4,400 mcf or 15% during the same period, resulting in a decrease of approximately $8,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $18,300. The decrease is primarily attributable to downtime caused by mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $88,966 from $96,001 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 7%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 16% higher, or approximately $8,700 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The increase is primarily attributable to the pulling expense incurred on an injector well during 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 10% or approximately $700 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $19,000 for the quarter ended June 30, 1997 from $34,000 for the same period in 1996. This represents a decrease of 44%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.15     19.19         5%
Average price per mcf of gas             $    2.24      2.30        (3%)
Oil production in barrels                    5,400     6,500       (17%)
Gas production in mcf                       48,900    60,100       (19%)
Gross oil and gas revenue                $ 218,425   262,220       (17%)
Net oil and gas revenue                  $ 105,170   154,173       (32%)
Partnership distributions                $ 118,000   141,481       (17%)
Limited partner distributions            $ 106,200   127,581       (17%)
Per unit distribution to limited
 partners                                $   37.65     45.23       (17%)
Number of limited partner units              2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $218,425 from $262,220 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 17%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 5%, or $.96 per barrel, resulting in an increase of approximately $6,200 in revenues. Oil sales represented 50% of total oil and gas sales during the six months ended June 30, 1997 as compared to 47% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.06 per mcf, resulting in a decrease of approximately $3,600 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $2,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 17% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $22,200 in revenues.

    Gas production decreased approximately 11,200 mcf or 19% during the same period, resulting in a decrease of approximately $25,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $47,300. The decrease is primarily attributable to property sales and downtime caused by mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $178,605 from $197,682 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 10%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 5% higher, or approximately $5,200 more during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase is primarily attributable to the pulling expense incurred on an injector well during 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $42,000 for the six months ended June 30, 1997 from $66,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in oil and gas revenues and the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $123,900 in the six months ended June 30, 1997 as compared to approximately $115,600 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(4,200) in the six months ended June 30, 1997 as compared to approximately $2,900 in the six months ended June 30, 1996. The principle use of the 1997 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $118,000 in the six months ended June 30, 1997 as compared to approximately $141,500 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $118,000 of which $106,200 was distributed to the limited partners and $11,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $37.65. Total distributions during the six months ended June 30, 1996 were $141,481 of which $127,581 was distributed to the limited partners and $13,900 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $45.23.

The source for the 1997 distributions of $118,000 was oil and gas operations of approximately $123,900, partially offset by the net change in oil and gas properties of approximately $4,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $141,481 were oil and gas operations of approximately $115,600 and the net change in oil and gas properties of approximately $2,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $702,142 have been made to the partners. As of June 30, 1997, $637,992 or $226.16 per limited partner unit has been distributed to the limited partners, representing a 45% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $38,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officers
Date: August 15, 1997