Form 10-Q
period 1997-09-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1997-11-14
CIK 887438

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 33-47667-01

                SOUTHWEST OIL & GAS 1992-93 INCOME PROGRAM
               Southwest Oil and Gas Income Fund XI-A, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                          75-2427267
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $    5,407            456
 Receivable from Managing General Partner          24,204         74,527
---------                                      ---------
     Total current assets                          29,611         74,983
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,101,431      1,094,448
  Less accumulated depreciation,
   depletion and amortization                     343,000        282,000
                                                ---------      ---------
     Net oil and gas properties                   758,431        812,448
                                                ---------      ---------

Organization costs, net                             2,799          8,064
                                                ---------      ---------
                                               $  790,841        895,495
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       61              -
                                                ---------      ---------

Partners' equity
 General partners                                 (7,424)        (3,579)
 Limited partners                                 798,204        899,074
                                                ---------      ---------
     Total partners' equity                       790,780        895,495
                                                ---------      ---------
                                               $  790,841        895,495
                                                =========      =========

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $    96,866   122,905     315,290   385,125
Interest                              80       186         400       606
                                 -------   -------     -------   -------
                                  96,946   123,091     315,690   385,731
                                 -------   -------     -------   -------
Expenses

Production                        73,361    57,191     186,615   165,238
General and administrative         6,186     6,385      26,025    26,510
Depreciation, depletion and
 amortization                     20,755    32,755      66,265   102,265
                                 -------   -------     -------   -------
                                 100,302    96,331     278,905   294,013
                                 -------   -------     -------   -------
Net income (loss)            $   (3,356)    26,760      36,785    91,718
                                 =======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     1,566     5,356       9,275    17,458
                                 =======   =======     =======   =======
 General Partner             $       174       595       1,030     1,940
                                 =======   =======     =======   =======
 Limited Partners            $   (5,096)    20,809      26,480    72,320
                                 =======   =======     =======   =======
  Per limited partner unit   $    (1.81)      7.38        9.39     25.64
                               =========   =======     =======   =======

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  348,696    374,202
 Cash paid to suppliers                             (195,723)  (191,094)
 Interest received                                        400        606
                                                      -------    -------

  Net cash provided by operating activities           153,373    183,714
                                                      -------    -------
Cash flows from investing activities

 Additions of oil and gas properties                  (8,189)    (6,512)
 Sale of oil and gas properties                         1,206      6,554
                                                      -------    -------

  Net cash provided by (used in) investing activities            (6,983)
42
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (141,439)  (202,481)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents               4,951
(18,725)

 Beginning of period                                      456     28,968
                                                      -------    -------
 End of period                                     $    5,407     10,243
=======                                            =======

                                                             (continued)

               Southwest Oil and Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   36,785     91,718

Adjustments to reconcile net income to net
 cash provided by operating activities
 Depreciation, depletion and amortization              66,265    102,265
 (Increase) decrease in receivables                    33,406   (10,923)
 Increase in payables                                  16,917        654
                                                      -------    -------
Net cash provided by operating activities          $  153,373    183,714
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.90     20.53   (13%)
Average price per mcf of gas               $    2.01      1.88      7%
Oil production in barrels                      2,700     3,300   (18%)
Gas production in mcf                         24,100    29,000   (17%)
Gross oil and gas revenue                  $  96,866   122,905   (21%)
Net oil and gas revenue                    $  23,505    65,714   (64%)
Partnership distributions                  $  23,500    61,000   (61%)
Limited partner distributions              $  21,150    54,900   (61%)
Per unit distribution to limited partners  $    7.50     19.46   (61%)
Number of limited partner units                2,821     2,821


Revenues

The Partnership's oil and gas revenues decreased to $96,866 from $122,905 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 21%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 13%, or $2.63 per barrel, resulting in a decrease of approximately $8,700 in revenues. Oil sales represented 50% of total oil and gas sales during the quarter ended
    September 30, 1997 as compared to 56% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.13 per mcf, resulting in an increase of approximately $3,800 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $4,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 600 barrels or 18% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $10,700 in revenues.

    Gas production decreased approximately 4,900 mcf or 17% during the same period, resulting in a decrease of approximately $9,800 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $20,500.   The  decrease is  primarily  attributable  to
    downtime caused by mechanical problems.

Costs and Expenses

Total costs and expenses increased to $100,302 from $96,331 for the quarters ended September 30, 1997 and 1996, respectively, an increase of 4%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 28% higher, or approximately $16,200 more during the quarter ended September 30, 1997 as
   compared  to  the  quarter ended September 30, 1996.   The  increase  is
   primarily attributable to the pulling expense incurred on an injector well during 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $200 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $19,000 for the quarter ended September 30, 1997 from $31,000 for the same period in 1996. This represents a decrease of 39%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.40     19.64     (1%)
Average price per mcf of gas               $    2.17      2.22     (2%)
Oil production in barrels                      8,100     9,800    (17%)
Gas production in mcf                         73,000    87,000    (16%)
Gross oil and gas revenue                  $ 315,290   385,125    (18%)
Net oil and gas revenue                    $ 128,675   219,887    (41%)
Partnership distributions                  $ 141,500   202,481    (30%)
Limited partner distributions              $ 127,350   182,481    (30%)
Per unit distribution to limited partners  $   45.14     64.69    (30%)
Number of limited partner units                2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $315,290 from $385,125 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 18%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 1%, or $.24 per barrel, resulting in a decrease of approximately $2,400 in revenues. Oil sales represented 50% of total oil and gas sales during the nine months ended September 30, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 2%, or $.05 per mcf, resulting in a decrease of approximately $4,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $6,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 17% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $33,000 in revenues.

    Gas production decreased approximately 14,000 mcf or 16% during the same period, resulting in a decrease of approximately $30,400 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $63,400.   The  decrease is  primarily  attributable  to
    property sales and downtime caused by mechanical problems.

Costs and Expenses

Total costs and expenses decreased to $278,905 from $294,013 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 5%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 13% higher, or approximately $21,400 more during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The increase is primarily attributable to the pulling expense incurred on an injector well during 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $500 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $61,000 for the nine months ended September 30, 1997 from $97,000 for the same period in 1996. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $153,400 in the nine months ended September 30, 1997 as compared to approximately $183,700 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately ($7,000) in the nine months ended September 30, 1997 as compared to approximately $40 in the nine months ended September 30, 1996. The principle use of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $141,400 in the nine months ended September 30, 1997 as compared to approximately $202,500 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $141,500 of which $127,350 was distributed to the limited partners and $14,150 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $45.14. Total distributions during the nine months ended September 30, 1996 were $202,481 of which $182,481 was distributed to the limited partners and $20,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $64.69.

The source for the 1997 distributions of $141,500 was oil and gas operations of approximately $153,400, partially offset by a change in oil and gas properties of approximately $7,000, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $202,481 were oil and gas operations of approximately $183,700 and the change in oil and gas properties of approximately $40, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $725,642 have been made to the partners. As of September 30, 1997, $659,142 or $233.66 per limited partner unit has been distributed to the limited partners, representing a 47% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $29,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Oil and Gas Income Fund XI-A,
                                   L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997