Form 10-Q
period 1998-03-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1998-05-14
CIK 887438

Page 3 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1998           1997
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $      8,981          4,368
 Receivable from Managing General Partner           24,608         52,943
 Account Receivable                                  4,000          1,650
                                                 ---------      ---------
    Total current assets                            37,589         58,961
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,064,140      1,061,992
  Less accumulated depreciation,
   depletion and amortization                      430,000        408,000
                                                 ---------      ---------
    Net oil and gas properties                     634,140        653,992
                                                 ---------      ---------
Organization costs, net of amortization                460          1,044
                                                 ---------      ---------
                                              $    672,189        713,997
                                                 =========      =========

  Liabilities and Partners' Equity

Current liability - Accounts payable          $          -             38
                                                 ---------      ---------
Partners' equity:
 General partners                                  (7,263)        (5,344)
 Limited partners                                  679,452        719,303
                                                 ---------      ---------
    Total partners' equity                         672,189        713,959
                                                 ---------      ---------
                                              $    672,189        713,997
                                                 =========      =========

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Oil and gas                                         $    71,541    120,005
Interest                                                    169        119
                                                        -------    -------
                                                         71,710    120,124
                                                        -------    -------
  Expenses

Production                                               46,863     51,694
General and administrative                               14,032     13,187
Depreciation, depletion and amortization                 22,585     24,755
                                                        -------    -------
                                                         83,480     89,636
                                                        -------    -------
Net income (loss)                                   $  (11,770)     30,488
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $       973      4,972
                                                        =======    =======
 General partner                                    $       108        552
                                                        =======    =======
 Limited partners                                   $  (12,851)     24,964
                                                        =======    =======
  Per limited partner unit                          $    (4.56)       8.85
                                                        =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    90,210    149,187
 Interest received                                          169        119
 Cash paid to suppliers                                (55,230)   (62,955)
                                                        -------    -------
  Net cash provided by operating activities              35,149     86,351
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                    (4,318)    (1,880)
 Sale of oil and gas properties                           3,820         84
                                                        -------    -------
  Net cash used in investing activities                   (498)    (1,796)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (30,038)   (68,000)
                                                        -------    -------
Net increase in cash and cash equivalents                 4,613     16,555

 Beginning of period                                      4,368        456
                                                        -------    -------
 End of period                                      $     8,981     17,011
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (11,770)     30,488

Adjustments to reconcile net income(loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               22,585     24,755
  Decrease in receivables                                18,669     29,182
  Increase in payables                                    5,665      1,926
                                                        -------    -------
Net cash provided by operating activities           $    35,149     86,351
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997.

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              1998      1997     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   12.36     22.10    (44%)
Average price per mcf of gas              $    2.17      2.60    (17%)
Oil production in barrels                     2,300     2,700    (15%)
Gas production in mcf                        19,900    23,200    (14%)
Gross oil and gas revenue                 $  71,542   120,005    (40%)
Net oil and gas revenue                   $  24,678    68,311    (64%)
Partnership distributions                 $  30,000    68,000    (56%)
Limited partner distributions             $  27,000    61,200    (56%)
Per unit distribution to limited
 partners                                 $    9.57     21.69    (56%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $24,678 from $68,311 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 64%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 44%, or $9.74 per barrel, resulting in a decrease of approximately $26,298 in revenues. Oil sales represented 40% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 50% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 17%, or $.43 per mcf, resulting in a decrease of approximately $9,976 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $36,274. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 15% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in a decrease of approximately $4,944 in revenues.

    Gas production decreased approximately 3,300 mcf or 14% during the same period, resulting in a decrease of approximately $7,161 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,105.

Costs and Expenses

Total costs and expenses decreased to $83,480 from $89,636 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 7%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  9%  lower,   or
    approximately $4,831 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $845 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense decreased to $22,000 for the quarter ended March 31, 1998 from $23,000 for the same period in 1997. This represents a decrease of 4%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $35,000 in the quarter ended March 31, 1998 as compared to approximately $86,400 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $500 in the quarter ended March 31, 1998 as compared to approximately $1,800 in the quarter ended March 31, 1997. The principle use of the 1998 cash flow from investing activities was the additions of oil and gas properties, partially offset by the sale to oil and gas properties.

Cash flows used in financing activities were $30,000 in the quarter ended March 31, 1998 as compared to $68,000 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $9.57. Total distributions during the quarter ended March 31, 1997 were $68,000 of which $61,200 was distributed to the limited partners and $6,800 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $21.69.

The sources for the 1998 distributions of $30,000 were oil and gas operations of approximately $35,000. The sources for the 1997 distributions of $68,000 were oil and gas operations of approximately $86,400 and the sale of oil and gas properties of approximately $100, partially offset by the additions to oil and gas properties of approximately $1,900, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $819,004 have been made to the partners. As of March 31, 1998, $746,254 or $264.54 per limited partner unit has been distributed to the limited partners, representing a 52.91% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $37,589 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998