Form 10-Q
period 1998-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1998-08-13
CIK 887438

9 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $      1,084           4,368
 Receivable from Managing General Partner          20,889          52,943
 Other receivable                                       -           1,605
                                                ---------       ---------
    Total current assets                           21,973          58,961
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,068,447       1,061,992
  Less accumulated depreciation,
   depletion and amortization                     515,663         408,000
                                                ---------       ---------
    Net oil and gas properties                    552,784         653,992
                                                ---------       ---------
Organization costs, net                                 -           1,044
                                                ---------       ---------
                                             $    574,757         713,997
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distribution payable     $         52              38
                                                ---------       ---------
Partners' equity:
 General partners                                 (8,319)         (5,344)
 Limited partners                                 583,024         719,303
                                                ---------       ---------
    Total partners' equity                        574,705         713,959
                                                ---------       ---------
                                             $    574,757         713,997
                                                =========       =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $    55,974     98,419    127,515    218,425
Interest                              213        201        382        320
                                  -------    -------    -------    -------
                                   56,187     98,620    127,897    218,745
                                  -------    -------    -------    -------

  Expenses

Production                         40,201     61,559     87,064    113,255
General and administrative         10,566      6,652     24,598     19,840
Depreciation, depletion and
 amortization                      26,459     20,755     49,044     45,510
Provision for impairment of oil
 and gas properties                59,663          -     59,663          -
                                  -------    -------    -------    -------
                                  136,889     88,966    220,369    178,605
                                  -------    -------    -------    -------
Net income (loss)             $  (80,702)      9,654   (92,472)     40,140
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       488      2,737      1,461      7,709
                                  =======    =======    =======    =======
 General Partner              $        54        304        163        856
                                  =======    =======    =======    =======
 Limited partners             $  (81,244)      6,613   (94,096)     31,575
                                  =======    =======    =======    =======
  Per limited partner unit    $   (28.80)       2.34    (33.36)      11.19
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from oil and gas sales               $   151,464    256,879
 Cash paid to suppliers                               (103,554)  (133,296)
 Interest received                                          382        320
                                                       --------   --------
  Net cash provided by operating activities              48,292    123,903
                                                       --------   --------
Cash flows from investing activities:

 Additions of oil and gas properties                    (6,456)    (4,906)
 Sale of oil and gas properties                           1,650        729
                                                       --------   --------
  Net cash used in investing activities                 (4,806)    (4,177)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (46,770)  (117,981)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                            (3,284)      1,745

 Beginning of period                                      4,368        456
                                                       --------   --------
 End of period                                      $     1,084      2,201
                                                       ========   ========

                                                               (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (92,472)     40,140

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               49,044     45,510
  Provision for impairment of oil and gas
   properties                                            59,663          -
  Decrease in receivables                                23,949     38,454
  Increase (decrease) in payables                         8,108      (201)
                                                        -------    -------
Net cash provided by operating activities           $    48,292    123,903
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

Based on current conditions, management does not anticipate performing workovers during 1998. The Partnership could possibly experience a steady decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $59,663. The write-down has the effect of reducing net income, but did not affect cash flow or distributions. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.37     18.90    (35%)
Average price per mcf of gas             $     1.68      1.99    (16%)
Oil production in barrels                     2,200     2,600    (15%)
Gas production in mcf                        17,100    24,700    (31%)
Gross oil and gas revenue                $   55,974    98,419    (43%)
Net oil and gas revenue                  $   15,773    36,860    (57%)
Partnership distributions                $   16,784    50,000    (66%)
Limited partner distributions            $   15,184    45,000    (66%)
Per unit distribution to limited
 partners                                $     5.38     15.95    (66%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $55,974 from $98,419 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 43%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 35%, or $6.53 per barrel, resulting in a decrease of approximately $17,000 in revenues. Oil sales represented 49% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 50% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 16%, or $.31 per mcf, resulting in a decrease of approximately $7,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $24,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 15% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $4,900 in revenues.

    Gas production decreased approximately 7,600 mcf or 31% during the same period, resulting in a decrease of approximately $12,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $17,700. The decrease in gas production is primarily attributable to the sale of one well, another well being plugged and abandoned and one major well being shut-in for 30 days.

Costs and Expenses

Total costs and expenses increased to $136,889 from $88,966 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 54%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were 35% lower, or approximately $21,400 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. The decrease is primarily attributable to the pulling expense incurred on an injector well during 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 59% or approximately $3,900 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $26,000 for the quarter ended June 30, 1998 from $19,000 for the same period in 1997. This represents an increase of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by
    the  Partnership's  independent  petroleum  consultants.   Contributing
    factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil used to determine the
    Partnership's reserves for January 1, 1998 as compared  to  1997.   The
    Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $59,663. The write-down has the effect of reducing net income, but did not affect cash flow or distributions.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.36     20.15     (39%)
Average price per mcf of gas             $     1.94      2.24     (13%)
Oil production in barrels                     4,500     5,400     (17%)
Gas production in mcf                        37,000    48,900     (24%)
Gross oil and gas revenue                $  127,515   218,425     (42%)
Net oil and gas revenue                  $   40,451   105,170     (62%)
Partnership distributions                $   46,784   118,000     (60%)
Limited partner distributions            $   42,184   106,200     (60%)
Per unit distribution to limited
 partners                                $    14.95     37.65     (60%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $127,515 from $218,425 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 42%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 39%, or $7.79 per barrel, resulting in an decrease of approximately $42,100 in revenues. Oil sales represented 44% of total oil and gas sales during the six months ended June 30, 1998 as compared to 50% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.30 per mcf, resulting in a decrease of approximately $14,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $56,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 17% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $11,100 in revenues.

    Gas production decreased approximately 11,900 mcf or 24% during the same period, resulting in a decrease of approximately $23,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $34,200. The decrease in gas production is primarily attributable to the sale of one well, another well being plugged and abandoned and one major well being shut-in for 30 days.

Costs and Expenses

Total costs and expenses increased to $220,369 from $178,605 for the six months ended June 30, 1998 and 1997, respectively, an increase of 23%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were 23% lower, or approximately $26,200 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The decrease is primarily attributable to the pulling expense incurred on an injector well during 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 24% or approximately $4,800 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $48,000 for the six months ended June 30, 1998 from $42,000 for the same period in 1997. This represents an increase of 14%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by
    the  Partnership's  independent  petroleum  consultants.   Contributing
    factors to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the
    Partnership's reserves for January 1, 1998 as compared  to  1997.   The
    Partnership reduced the net capitalized costs of oil and gas properties in the quarter ended June 30, 1998 by approximately $59,663. The write-down has the effect of reducing net income, but did not affect cash flow or distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $48,300 in the six months ended June 30, 1998 as compared to approximately $123,900 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $4,800 in the six months ended June 30, 1998 as compared to approximately $4,200 in the six months ended June 30, 1997. The principle use of the 1998 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $46,800 in the six months ended June 30, 1998 as compared to approximately $118,000 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $46,784 of which $42,184 was distributed to the limited partners and $4,600 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $14.95. Total distributions during the six months ended June 30, 1997 were $118,000 of which $106,200 was distributed to the limited partners and $11,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $37.65.

The sources for the 1998 distributions of $46,784 were oil and gas operations of approximately $48,300 less the net change in oil and gas properties of approximately $4,800, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $118,000 was oil and gas operations of approximately $123,900, partially offset by the net change in oil and gas properties of approximately $4,200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $835,788 have been made to the partners. As of June 30, 1998, $761,438 or $269.92 per limited partner unit has been distributed to the limited partners, representing a 54% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $21,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 1998.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officers
Date: August 15, 1998