Form 10-Q
period 1998-09-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1998-11-12
CIK 887438

Page 3 of 15
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 16.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   11,469          4,368
 Receivable from Managing General Partner          18,724         52,943
 Other receivable                                       -          1,650
                                                ---------      ---------
     Total current assets                          30,193         58,961
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,066,823      1,061,992
  Less accumulated depreciation,
   depletion and amortization                     527,663        408,000
                                                ---------      ---------
     Net oil and gas properties                   539,160        653,992
                                                ---------      ---------
Organization costs, net                                 -          1,044
                                                ---------      ---------
                                               $  569,353        713,997
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       37             38
                                                ---------      ---------

Partners' equity
 General partners                                 (7,659)        (5,344)
 Limited partners                                 576,975        719,303
                                                ---------      ---------
     Total partners' equity                       569,316        713,959
                                                ---------      ---------
                                               $  569,353        713,997
                                                =========      =========

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997

Revenues

Oil and gas                  $    65,180    96,866     192,696   315,290
Interest                             120        80         502       400
                                 -------   -------     -------   -------
                                  65,300    96,946     193,198   315,690
                                 -------   -------     -------   -------
Expenses

Production                        39,058    73,361     126,122   186,615
General and administrative         8,629     6,186      33,228    26,025
Depreciation, depletion and
 amortization                     12,000    20,755      61,044    66,265
Provision for impairment of
 oil and gas properties                -         -      59,663         -
                                 -------   -------     -------   -------
                                  59,687   100,302     280,057   278,905
                                 -------   -------     -------   -------
Net income (loss)            $     5,613   (3,356)    (86,859)    36,785
                                 =======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     1,585     1,566       3,046     9,275
                                 =======   =======     =======   =======
 General Partner             $       176       174         339     1,030
                                 =======   =======     =======   =======
 Limited Partners            $     3,852   (5,096)    (90,244)    26,480
                                 =======   =======     =======   =======
  Per limited partner unit   $    (1.37)    (1.81)      (31.99)     9.39
                                 =======   =======     =======   =======

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  214,704    348,696
 Cash paid to suppliers                             (147,139)  (195,723)
 Interest received                                        502        400
                                                      -------    -------
  Net cash provided by operating activities            68,067    153,373
                                                      -------    -------
Cash flows from investing activities

 Additions of oil and gas properties                  (7,174)    (8,189)
 Sale of oil and gas properties                         3,993      1,206
                                                      -------    -------
  Net cash used in investing activities               (3,181)    (6,983)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (57,785)  (141,439)
                                                      -------    -------
Net increase in cash and cash equivalents               7,101      4,951

 Beginning of period                                    4,368        456
                                                      -------    -------
 End of period                                     $   11,469      5,407
                                                      =======    =======

                                                             (continued)

               Southwest Oil and Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $ (86,859)     36,785

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              61,044     66,265
 Provision for impairment of oil and gas properties               59,663
-
 Decrease in receivables                               22,008     33,406
 Increase in payables                                  12,211     16,917
                                                      -------    -------
Net cash provided by operating activities          $   68,067    153,373
                                                      =======    =======

               Southwest Oil and Gas Income Fund XI-A, L.P.

                       Note to Financial Statements


Subsequent Events

The Partnership, subsequent to September 30, 1998 sold its interest in a portion of non-operated oil and gas properties. The Partnership's interests in the wells were sold for $49,703 net proceeds, after post closing adjustments. The proceeds from the sale represented 8.79% of the Partnership's total assets at December 31, 1997.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the quarter ended September 30, 1998, the net capitalized costs did not exceed the estimated present value. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.04     17.90   (33%)
Average price per mcf of gas               $    2.10      2.01      4%
Oil production in barrels                      1,900     2,700   (30%)
Gas production in mcf                         18,900    24,100   (22%)
Gross oil and gas revenue                  $  65,180    96,866   (33%)
Net oil and gas revenue                    $  26,122    23,505     11%
Partnership distributions                  $  11,000    23,500   (53%)
Limited partner distributions              $   9,900    21,150   (53%)
Per unit distribution to limited partners  $    3.51      7.50   (53%)
Number of limited partner units                2,821     2,821


Revenues

The Partnership's oil and gas revenues decreased to $65,180 from $96,866 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 33%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 33%, or $5.86 per barrel, resulting in a decrease of approximately $15,800 in revenues. Oil sales represented 35% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 50% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.09 per mcf, resulting in an increase of approximately $2,200 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $13,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 800 barrels or 30% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $9,600 in revenues.

    Gas production decreased approximately 5,200 mcf or 22% during the same period, resulting in a decrease of approximately $10,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,500. The decrease is primarily attributable to sharp natural decline and property sales.

Costs and Expenses

Total costs and expenses decreased to $59,687 from $100,302 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 40%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 47% lower, or approximately $34,300 less during the quarter ended September 30, 1998 as
   compared  to  the  quarter ended September 30, 1997.   The  decrease  is
   primarily attributable to the decline in oil prices, which has made it uneconomical to incur workover costs.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 39% or approximately $2,400 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $12,000 for the quarter ended September 30, 1998 from $19,000 for the same period in 1997. This represents a decrease of 37%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.27     19.40    (37%)
Average price per mcf of gas               $    2.00      2.17     (8%)
Oil production in barrels                      6,400     8,100    (21%)
Gas production in mcf                         55,900    73,000    (23%)
Gross oil and gas revenue                  $ 192,696   315,290    (39%)
Net oil and gas revenue                    $  66,574   128,675    (48%)
Partnership distributions                  $  57,784   141,500    (59%)
Limited partner distributions              $  52,084   127,350    (59%)
Per unit distribution to limited partners  $   18.46     45.14    (59%)
Number of limited partner units                2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $192,696 from $315,290 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 39%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 37%, or $7.13 per barrel, resulting in a decrease of approximately $57,800 in revenues. Oil sales represented 41% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 50% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.17 per mcf, resulting in a decrease of approximately $12,400 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $70,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,700 barrels or 21% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $20,900 in revenues.

    Gas production decreased approximately 17,100 mcf or 23% during the same period, resulting in a decrease of approximately $34,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $55,100. The decrease is primarily attributable to sharp natural decline and property sales.

Costs and Expenses

Total costs and expenses increased to $280,057 from $278,905 for the nine months ended September 30, 1998 and 1997, respectively, an increase of less than 1%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were 32% lower, or approximately $60,500 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease is primarily attributable to the decline in oil prices, which has made it uneconomical to incur workover costs.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 28% or approximately $7,200 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $60,000 for the nine months ended September 30, 1998 from $61,000 for the same period in 1997. This represents a decrease of 2%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

4. The net capitalized costs for the nine months ended September 30, 1998 exceeded the estimated present value of oil and gas reserves, discounted at 10% in the amount of $59,663, such excess costs were charged to current expense. The write-down had the effect of reducing net income, but did not affect cash flow or partner distributions.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $68,100 in the nine months ended September 30, 1998 as compared to approximately $153,400 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $(3,200) in the nine months ended September 30, 1998 as compared to approximately $(7,000) in the nine months ended September 30, 1997. The principle use of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $57,800 in the nine months ended September 30, 1998 as compared to approximately $141,400 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $57,784 of which $52,084 was distributed to the limited partners and $5,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $18.46. Total distributions during the nine months ended September 30, 1997 were $141,500 of which $127,350 was distributed to the limited partners and $14,150 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $45.14.

The sources for the 1998 distributions of $57,784 were oil and gas operations of approximately $68,100, partially offset by the change in oil and gas properties of approximately $3,200, resulting in excess cash for contingencies or subsequent distributions. The source for the 1997 distributions of $141,500 was oil and gas operations of approximately $153,400, partially offset by a change in oil and gas properties of approximately $7,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $846,788 have been made to the partners. As of September 30, 1998, $771,338 or $273.43 per limited partner unit has been distributed to the limited partners, representing a 55% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $30,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998