Form 10-K
period 1998-12-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1999-03-30
CIK 887438

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

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

The  total  number of pages contained in this report is __.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          7

 3.  Legal Proceedings                                                  10

 4.  Submission of Matters to a Vote of Security Holders                10

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                11

 6.  Selected Financial Data                                            12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      13

 8.  Financial Statements and Supplementary Data                        22

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             39

                                 Part III

10.  Directors and Executive Officers of the Registrant                 40

11.  Executive Compensation                                             43

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         43

13.  Certain Relationships and Related Transactions                     45

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        46

     Signatures                                                         47

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  98  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution
The Partnership has acquired and holds royalty interests and working interests in oil and gas properties located in Alabama, Kansas, Louisiana, New Mexico, Oklahoma and Texas. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

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

During 1998 oil prices fell to their lowest daily levels since 1986 and to their lowest annual average since 1976. In two years, oil prices have been sliced by more than half. The factors that started the decline in oil prices in 1997 are the same ones that have kept them down in 1998. It was believed that there would be continued heavy consumption coming from the Asian region, but the collapse of their markets late in 1997 carried over to this year bringing demand down with it. Asian consumption had all but disappeared in 1998, creating an oversupply of crude oil on the market. That drop in demand has lasted longer than anyone had anticipated, but hopes of a recovery abound. Another reason for the continued drop in prices has been OPEC's unwillingness to completely comply with production cuts established in March and again in June. Although they have been near 90% compliance at times, they have also been below 70% on a monthly basis. Even a four-day bombing in December of Iraqi military sites could create only a one-day rally in oil prices. Crude oil closed December 31, 1998 at $12.05 per barrel on the NYMEX and posted prices closed at $9.50 per barrel.

In a year of fairly optimistic expectations for gas prices, the average price of natural gas wound up declining in 1998 to its lowest level since 1995. Although the nationwide average did remain above $2.00 per MMBTU,
1998's prices were approximately 17% lower than those seen in 1997. The combination of mild weather throughout the year and a gas storage surplus both contributed to the low prices. Analysts' predictions for 1999 prices vary, ranging from a low of $1.87 per MMBTU to a high of $2.40 per MMBTU. Reduced production throughout the U.S. industry, along with large gas storage withdrawals during the first weeks of January 1999, are both key factors in our belief that the 1999 average gas price will remain around $1.80 per MMBTU level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1998          40%          60%
                    1997          48%          52%
                    1996          49%          51%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 54% of the Partnership's total oil and gas production during 1998:
Southwestern Energy Production Co. for 20%, Nustar Joint Venture for 13%, American Processing for 11% and Phillips 66 Company for 10%. Two purchasers accounted for 27% of the Partnership's total oil and gas production during 1997: Southwestern Energy Production Co. for 15%, and American Processing for 12%. Four purchasers accounted for 49% of the Partnership's total oil and gas production during 1996: Torch Operating Company for 13%, Southwestern Energy Production Company for 13%, Scurlock Permian Corporation for 13% and American Processing for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1998, there were 98 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1998, the Partnership possessed an interest in oil and gas properties located in Escambia and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; La Fourche, Pointe Coupe and Terrebonne Parishes of Louisiana; Eddy County of New Mexico; Custer, Roger Mills and Washita Counties of Oklahoma; and Dickens, Hemphill, Live Oak, Upton, Ward, Winkler and Yoakum Counties of Texas. These properties consist of various interests in 101 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 1998, 1997 and 1996.

During 1998, fifty-six leases were sold for approximately $55,900. During 1997, four leases were sold for approximately $38,500. During 1996, four leases were sold for approximately $6,200.

On October 15, 1998, Southwest Oil & Gas Income Fund XI-A (the "Registrant") sold its interest in 53 oil and gas properties to Parks & Luttrell, Inc. ("Parks"), an unrelated party. The Registrant's interest in the properties was sold for net proceeds, after post closing adjustments, of $49,703. At December 31, 1997, the property sold to Parks & Luttrell contained proved reserves of 15,402 barrels of oil and 113,519 mcfs of gas and had a SEC 10 value of $95,033 at the time of sale. The proceeds from the sale represented 8.79% of the Registrant's total assets. The General Partner sold the above properties and allocated the proceeds to the Partnership based on current cash flows of the properties sold.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of           Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Custer & Wright       11/94 at           28        2,000         137,000
Winkler County,       5% to 18%
Texas                 working interest

Webb                  5/94 at 10%         4       14,000           4,000
Yoakum County, Texas  working interest

Midland Southwest     5/94 at             5        1,000          61,000
Various Counties in   .02% to 33%
Alabama, Texas        working interest
Louisiana, Kansas
and Oklahoma

*Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1998 of $12.05 was used as the beginning basis for the oil price. Oil price adjustments from $12.05 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $9.17 per barrel in the preparation of the reserve report as of January 1, 1999.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.59 per Mcf in the preparation of the reserve report as of January 1, 1999.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1998 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 1998, 20 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $100.64 per unit. As of December 31, 1997 and 1996 no limited partner units were purchased by the Managing General Partner.

Number of Limited Partner Interest Holders
As of December 31, 1998, there were 121 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article III, Section 3.05 of the Partnership's Certificate and Agreement of Limited Partnership, "Net Cash Flow" shall be distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Direct Costs,
(iii) Operating Costs, and (iv) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."

During 1998, distributions were made totaling $88,784, with $81,484 distributed to the limited partners and $7,300 to the general partners. For the year ended December 31, 1998, distributions of $28.88 per limited partner unit were made, based upon 2,821 limited partner units outstanding. The decline in distributions experienced in 1998 will be expected to continue into 1999 based on the continued low oil price economy. During 1997, twelve monthly distributions were made totaling $204,862, with $187,462 distributed to the limited partners and $17,400 to the general partners. For the year ended December 31, 1997, distributions of $66.45 per limited partner unit were made, based upon 2,821 limited partner units outstanding. During 1996, twelve monthly distributions were made totaling $272,481, with $245,481 distributed to the limited partners and $27,000 to the general partners. For the year ended December 31, 1996, distributions of $87.02 per limited partner unit were made, based upon 2,821 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 1998, 1997, 1996, 1995 and 1994 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                             -----------------------------------------
                          1998        1997      1996      1995      1994
                          ----        ----      ----      ----      ----
Revenues           $    220,239    410,305    526,824   444,900   198,424

Net income (loss)     (266,080)     23,326    169,369    41,317   (2,155)

Partners' share of
 net income (loss):

  General partner         4,752     15,635     27,739    17,534     3,812

  Limited partners    (270,832)      7,691    141,630    23,783   (5,967)

Limited partners'
 net income (loss)
  per unit              (96.01)       2.73      50.21      8.43    (2.12)

Limited partners'
 cash distribution
  per unit                28.88      66.45      87.02     85.26      8.93

Total assets       $    359,095    713,997    895,495   998,607 1,223,349

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

Based on current conditions, management anticipates performing no workovers during 1999 to enhance production. With expected price improvement, workovers may be performed in the year 2001. The partnership may have an increase in the year 2001, otherwise, the Partnership will most likely experience it's historical decline of approximately 10% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1998 and 1997

The following table provides certain information regarding performance factors for the years ended December 31, 1998 and 1997:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   11.65    18.63    (37%)
Average price per mcf of gas               $    1.85     2.27    (19%)
Oil production in barrels                      7,600   10,500    (28%)
Gas production in mcf                         70,600   94,000    (25%)
Gross oil and gas revenue                  $ 219,347  408,579    (46%)
Net oil and gas revenue                    $  74,837  182,714    (59%)
Partnership distributions                  $  88,784  204,862    (57%)
Limited partner distributions              $  81,484  187,462    (57%)
Per unit distribution to limited partners  $   28.88    66.45    (57%)
Number of limited partner units                2,821    2,821

Revenues

The Partnership's oil and gas revenues decreased to $219,347 from $408,579 for the years ended December 31, 1998 and 1997, respectively, a decrease of 46%. The principal factors affecting the comparison of the years ended December 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1998 as compared to the year ended December 31, 1997 by 37%, or $6.98 per barrel, resulting in a decrease of approximately $73,300 in revenues. Oil sales represented 40% of total oil and gas sales during the year ended December 31, 1998 as compared to 48% during the year ended December 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.42 per mcf, resulting in a decrease of approximately $39,500 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $112,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,900 barrels or 28% during the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulting in a decrease of approximately $33,800 in revenues.

    Gas production decreased approximately 23,400 mcf or 25% during the same period, resulting in a decrease of approximately $43,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $77,100. The decline in oil and gas production is due primarily to property sales.

Costs and Expenses

Total costs and expenses increased to $486,319 from $386,979 for the years ended December 31, 1998 and 1997, respectively, an increase of 26%. The increase is the result of higher general and administrative expense and provision for impairment, partially offset by a decrease in lease operating costs and depletion expense.

1. Lease operating costs and production taxes were 36% lower, or approximately $81,400 less during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Lease operating costs decline primarily due to property sales and the decrease in oil prices which has made it uneconomical to perform workovers.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $100 during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

3. Depletion expense decreased to $123,000 for the year ended December 31, 1998 from $126,000 for the same period in 1997. This represents a decrease of 2%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decrease in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $9,000 as of December 31, 1997.

4. The Partnership reduced the net capitalized costs of oil and gas properties by $189,555. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies - Oil and Gas Properties.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1997 and 1996

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

2. Lease operating costs and production taxes were 2% higher, or approximately $4,700 more during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

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

C.  Revenue and Distribution Comparison

Partnership income (loss) for the years ended December 31, 1998, 1997 and 1996 was $(266,080), $23,326 and $169,369, respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income would have been $47,519 in 1998, $156,346 in 1997 and $277,389 in 1996. Correspondingly, Partnership distributions for the years ended December 31, 1998, 1997 and 1996 were $88,784, $204,862 and
$272,481, respectively. These differences are indicative of the changes in oil and gas prices, production and property sales.

The  sources  for  the  1998  distributions of $88,784  were  oil  and  gas operations  of  approximately  $73,100  and  the  change  in  oil  and  gas properties of approximately $46,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $204,862 were oil and gas operations of approximately $178,000 and the change in oil and gas properties of approximately $30,800, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $272,481 were oil and gas operations of approximately $247,100 and property sales of approximately $6,700, offset by additions to oil and gas properties of approximately $9,800, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1998 were $88,784 of which $81,484 was distributed to the limited partners and $7,300 to the general partners. The per unit distribution to limited partners during the same period was $28.88. Total distributions during the year ended December 31, 1997 were $204,862 of which $187,462 was distributed to the limited partners and $17,400 to the general partners. The per unit distribution to limited partners during the same period was $66.45. Total distributions during the year ended December 31, 1996 were $272,481 of which $245,481 was distributed to the limited partners and $27,000 to the general partners. The per unit distribution to limited partners during the same period was $87.02.

Since inception of the Partnership, cumulative monthly cash distributions of $877,788 have been made to the partners. As of December 31, 1998, $800,738 or $283.85 per limited partner unit, has been distributed to the limited partners, representing a 57% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $73,100 in 1998 compared to $178,000 in 1997 and approximately $247,100 in 1996. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $46,200 in 1998 compared to $30,800 in 1997 and approximately $(3,100) in 1996. The principal source of the 1998 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $88,800 in 1998 compared to $204,800 in 1997 and approximately $272,500 in 1996. The only use in financing activities was the distributions to partners.

As of December 31, 1998, the Partnership had approximately $62,200 in working capital. The Managing General Partner believes the revenues generated from operations are adequate to meet the operating needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

Information Systems for the Year 2000

The Managing General Partner provides all data processing needs of the Partnership. The Managing General Partner is continuing in its effort to identify and assess its exposure to the potential Year 2000 software and imbedded chip processing and date sensitivity issue. Through the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., the Managing General Partner proactively initiated a plan to identify applicable hardware and software, assess impact and effect, estimate costs, construct and implement corrective actions, and prepare contingency plans.

Identification & Assessment

The Managing General Partner currently believes it has identified the internal and external software and hardware that may have date sensitivity problems. Four critical systems and/or functions were identified: (1) the proprietary software of the Partnership (OGAS) that is used for oil & gas property management and financial accounting functions, (2) the DEC VAX/VMS hardware and operating system, (3) various third-party application software including lease economic analysis, fixed asset management, geological applications, and payroll/human resource programs, and (4) External Agents.

The proprietary software of the Partnership is currently in process of meeting compliance requirements with an estimated completion date of mid-year 1999. Since this is an internally generated software package, the Managing General Partner has estimated the cost to be approximately $25,000 by estimating the necessary man-hours. These modifications are being made by internal staff and do not represent additional costs to the Partnership. The Managing General Partner has not made contingency plans at this time since the conversion is ahead of schedule and being handled by Managing General Partner controlled internal programmers. Given the complexity of the systems being modified, it is anticipated that some problems may arise, but with an expected early completion date, the Managing General Partner feels that adequate time is available to overcome unforeseen delays.

DEC has released a fully compliant version of its operating system that is used by the Partnership on the DEC VAX system. It will be installed in August 1999, the Managing General Partner believes that this will solve any potential problems on the system.

The Managing General Partner has identified various third-party software that may have date sensitivity problems and is working with the vendors to secure solutions as well as prepare contingency plans. After review and evaluation of the vendor plans and status, the Managing General Partner believes that the problems will be resolved prior to the year 2000 or the alternate contingency plan will sufficiently and adequately remediate the problem so that there is no material disruption to business functions.

The External Agents of the Partnership include suppliers, customers, owners, vendors, banks, product purchasers including pipelines, and other oil and gas property operators. The Managing General Partner is in the process of identifying and communicating with each critical External Agent about its plan and progress thereof in addressing the Year 2000 issue. This process is on schedule and the Managing General Partner, at this time, believes that there should be no material interference or disruption associated with any of the critical External Agent's functions necessary to the Partnership's business. The Managing General Partner estimates completion of this audit by mid-year 1999 and believes that alternate plans can be devised to circumvent any material problems arising from critical External Agent noncompliance.

Cost

To date, the Managing General Partner has incurred only minimal internal man-hour costs for identification, planning, and maintenance. The Managing General Partner believes that the necessary additional costs will also be minimal and most will fall under normal and general maintenance procedures and updates. An accurate cost cannot be determined at this time, but it is expected that the total cost to remediate all systems to be less than $50,000.

Risks/Contingency

The failure to correct critical systems of the Partnership, or the failure of a material business partner or External Agent to resolve critical Year 2000 issues could have a serious adverse impact on the ability of the
Partnership to continue operations and meet obligations. Based on the Managing General Partner's evaluation and assessment to date, it is believed that any interruption in operation will be minor and short-lived and pose no material monetary loss, safety, or environmental risk to the Partnership. However, until all assessment is complete, it is impossible to accurately identify the risks, quantify potential impacts or establish a final contingency plan. The Managing General Partner believes that its assessment and contingency planning will be complete no later than mid-year 1999.

Worst Case Scenario

The Securities and Exchange Commission requires that public companies must forecast the most reasonably likely worst case Year 2000 scenario, assuming that the Managing General Partner's Year 2000 plan is not effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though considered highly unlikely, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Partnership; widespread disruption of the services of communications common carriers; similar disruption to means and modes of transportation for the Partnership and its employees, contractors, suppliers, and customers; significant disruption to the Partnership's ability to gain access to, and continue working in, office buildings and other facilities; and the failure, of third-parties systems, the effects of which would have a cumulative material adverse impact on the Partnership's critical systems. The Partnership could experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of Partnership revenues, could be material, although not quantifiable at this time.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            23

Balance Sheets                                                          25

Statements of Operations                                                26

Statement of Changes in Partners Equity                                 27

Statements of Cash Flows                                                28

Notes to Financial Statements                                           30

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund XI-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund XI-A, L.P. (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund XI-A, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                        KPMG LLP



Midland, Texas
March 18, 1999

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Oil & Gas Income
 Fund XI-A, L.P.
Midland, Texas

We have audited the accompanying statements of operations, changes in partners' equity and cash flows of Southwest Oil & Gas Income Fund XI-A, L.P. for the year ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, changes in partners equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in partners equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, changes in partners equity and cash flows. We believe that our audit of the statements of operations, changes in partners equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the statements of operations, changes in partners equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Southwest Oil & Gas Income Fund XI-A, L.P. for the year ended December 31, 1996, in conformity with generally accepted accounting principals.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1998 and 1997


                                                      1998          1997
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $        34,874        4,368
 Receivable from Managing General Partner             27,378       52,943
 Account Receivable                                        -        1,650

---------                                    ---------
                                                 Total    current    assets
62,252                                       58,961

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,017,398    1,061,992
  Less accumulated depreciation,
                                               depletion  and  amortization
720,555                                      408,000

---------                                    ---------
                                              Net  oil  and gas  properties
296,843                                      653,992

---------                                    ---------
Organization costs, net of amortization
 of $33,930 in 1997                                        -        1,044

---------                                    ---------
                                                                          $
359,095                                      713,997

=========                                    =========

  Liabilities and Partners' Equity

Current liabilities - Distributions payable  $             -           38

---------                                    --------
Partners' equity:
 General partners                                    (7,892)      (5,344)
 Limited partners                                    366,987      719,303

---------                                    ---------
                                                Total    partners'   equity
359,095                                      713,959

---------                                    ---------
                                                                          $
359,095                                      713,997

=========                                    =========


















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1998, 1997 and 1996


                                                 1998      1997      1996
                                                 ----      ----      ----
  Revenues

Oil and gas revenues                      $    219,347   408,579  525,888
Interest income from operations                    892     1,726      936
                                                                    -------
-------                                   -------
                                                                    220,239
410,305                                   526,824
                                                                    -------
-------                                   -------
  Expenses

Production                                     144,510   225,865  221,126
General and administrative                      28,210    28,094   28,309
Depreciation, depletion and amortization       124,044   133,020  108,020
Provision for impairment of oil and gas
 properties                                    189,555         -        -
                                                                    -------
-------                                   -------
                                                                    486,319
386,979                                   357,455
                                                                    -------
-------                                   -------
Net income (loss)                         $  (266,080)    23,326  169,369
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $      4,277    14,071   24,965
                                                                    =======
=======                                   =======
 General Partner                          $        475     1,564    2,774
                                                                    =======
=======                                   =======
 Limited partners                         $  (270,832)     7,691  141,630
                                                                    =======
=======                                   =======
  Per limited partner unit                $     (96.01)     2.73    50.21
                                                                    =======
=======                                   =======
























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1998, 1997 and 1996


                                               General  Limited
                                               Partners Partners   Total
                                               -------- --------   -----

Balance at December 31, 1995              $    (4,318) 1,002,925  998,607

 Net income                                     27,739   141,630  169,369

 Distributions                                (27,000) (245,481)(272,481)
                                                                    -------
---------                                 ---------
Balance at December 31, 1996                   (3,579)   899,074  895,495

 Net income                                     15,635     7,691   23,326

 Distributions                                (17,400) (187,462)(204,862)
                                                                    -------
---------                                 ---------
Balance at December 31, 1997                   (5,344)   719,303  713,959

 Net income (loss)                               4,752 (270,832)(266,080)

 Distributions                                 (7,300)  (81,484) (88,784)
                                                                    -------
---------                                 ---------
Balance at December 31, 1998              $    (7,892)   366,987  359,095
                                                                    =======
=========                                 =========































                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1998, 1997 and 1996


                                                 1998      1997     1996
                                                 ----      ----     ----

Cash flows from operating activities:

 Oil and gas revenue                      $    262,427   439,267  498,900
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(190,235)                                 (263,063)(252,739)
 Interest received                                 892     1,726      936
                                                                   --------
--------                                  ----------
   Net  cash provided by operating activities               73,084  177,930
247,097
                                                                   --------
--------                                  ----------
Cash flows from investing activities:

 Sale of oil and gas properties                 53,679    39,786    6,693
 Additions to oil and gas properties           (7,435)   (8,980)  (9,821)
                                                                   --------
--------                                  ----------
  Net cash provided by (used in) investing
                                           activities      46,244    30,806
(3,128)
                                                                   --------
--------                                  ----------
Cash flows used in financing activities:

 Partner distributions                        (88,822) (204,824)(272,481)
                                                                   --------
--------                                  ----------
Net increase (decrease) in cash and cash
 equivalents                                    30,506     3,912 (28,512)

 Beginning of period                             4,368       456   28,968
                                                                   --------
--------                                  ----------
 End of period                            $     34,874     4,368      456
                                                                   ========
========                                  ==========


(continued)





















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1998, 1997 and 1996


                                                  1998     1997      1996
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $  (266,080)    23,326  169,369

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization               124,044   133,020
108,020
  Provision for impairment of oil and gas
                                           properties     189,555         -
-
  (Increase) decrease in receivables            43,080    30,688 (26,988)
  Decrease in payables                        (17,515)   (9,104)  (3,304)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $     73,084   177,930  247,097
                                                                    =======
=======                                   =======

Supplemental schedule of noncash investing and financing activities

 Oil and gas properties included in
  accounts receivable                     $          -     1,650        -






























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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $189,555 was made to the financial statement. As of December 31, 1997 and 1996, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1998 there were no significant amounts of imbalance in terms of units and value. As of December 31, 1997 and 1996, the Partnership was over produced by 3,521 mcf of gas.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1998 is $83,207, more than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles. The Partnerships tax basis in its net oil and gas properties at December 31, 1997 is $76,058, less than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 1998 and 1997 there were 2,821 limited partner units outstanding held by 121 partners. As of December 31, 1998 there were 2,821 limited partner units outstanding held by 120 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $21.0 million of interest payments due in 1999 on its debt obligations. Due to severely depressed commodity prices, the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

     There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

     As of December 31, 1998, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $29,400, $38,600 and $42,000 for the years ended December 31, 1998, 1997 and 1996. In addition, the Managing
     General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $40, $100 and $1,300 for the years ended December 31, 1998, 1997 and
     1996 and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions - continued
     Southwest Royalties, Inc., the Managing General Partner, was paid $11,787, $20,000 and $19,649 for the years ended December 31, 1998,
     1997 and 1996, as an administrative fee, for indirect general and administrative overhead expenses.

     Amounts due from Southwest Royalties, Inc. totaled $27,378 and $52,943 as of December 31, 1998 and 1997, respectively, all of which is from oil and gas production distributed to the Partnership subsequent to the end of the year.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 1998 and approximately $30 and $150 for the years ended December 31, 1997 and 1996.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 54% of the Partnership's total oil and gas production during 1998: Southwestern Energy Production Co. for 20%, Nustar Joint Venture for 13%, American Processing 11% and Phillips 66 Company for 10%. Two purchasers accounted for 27% of the Partnership's total oil and gas production during 1997: Southwestern Energy Production Co. 15%, and American Processing 12%. Four purchasers accounted for 49% of the Partnership's total oil and gas production during 1996: Torch Operating Company 13%, Southwestern Energy Production Company 13%, Scurlock Permian Corporation 13% and American Processing 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)  Gas (mcf)
                                                    ----------  ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1996                                  97,000   1,013,000

       Revisions of previous estimates                18,000     103,000
       Production                                   (12,000)   (117,000)
       Sale of minerals in place                           -    (72,000)
                                                     -------   ---------
     December 31, 1996                               103,000     927,000

       Revisions of previous estimates              (26,000)   (316,000)
       Production                                   (11,000)    (94,000)
       Sale of minerals in place                     (2,000)     (1,000)
                                                     -------   ---------
     December 31, 1997                                64,000     516,000

       Revisions of previous estimates              (23,000)      15,000
       Production                                    (8,000)    (71,000)
       Sale of minerals in place                    (11,000)   (104,000)
                                                     -------   ---------
     December 31, 1998                                22,000     356,000
                                                     =======   =========

     Proved developed reserves -

     December 31, 1996                               102,000     894,000
                                                     =======   =========
     December 31, 1997                                64,000     485,000
                                                     =======   =========
     December 31, 1998                                22,000     353,000
                                                     =======   =========

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Company Petroleum Engineers prepared the reserve and present value data for 96.4% of the Partnership's existing properties as of January 1, 1999. Another independent petroleum engineer prepared the remaining 3.6% of the Partnership's properties. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1998 of $12.05 was used as the beginning basis for the oil price. Oil price adjustments  from  $12.05  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $9.17 per barrel in the preparation of the reserve report as of January 1, 1999.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1998 of $1.95 was used as the beginning basis. Gas price adjustments from $1.95 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $1.59 per Mcf in the preparation of the reserve report as of January 1, 1999.

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

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


8.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998, 1997 and 1996 is presented below:

                                              1998       1997        1996
                                              ----       ----        ----

     Future cash inflows                $    763,000  2,128,000  5,744,000
     Production and development costs        347,000  1,028,000  2,433,000
                                           ---------  ---------  ---------
     Future net cash flows                   416,000  1,100,000  3,311,000
     10% annual discount for estimated
       timing of cash flows                  119,000    381,000  1,395,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    297,000    719,000  1,916,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                              1998       1997        1996
                                              ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $   (75,000)  (183,000)  (516,000)
      Changes in prices and productions costs          (235,000)  (948,000)
1,101,000
     Changes of production rates
       (timing) and others                   (8,000)    122,000     67,000
     Revisions of previous
       quantities estimates                 (81,000)  (377,000)  (111,000)
     Accretion of discount                    72,000    192,000    184,000
     Sales of minerals in place             (95,000)    (3,000)   (36,000)
     Discounted future net
       cash flows -
      Beginning of year                      719,000  1,916,000  1,227,000
                                           ---------  ---------  ---------
      End of year                       $    297,000    719,000  1,916,000
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

The report of Joseph Decosimo and Company on the financial statements for the fiscal year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audit for the fiscal year ended December 31, 1996 and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such year.

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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      43     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              42          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Jon P. Tate                             41     Vice  President,  Land   and
                                        Assistant Secretary

R. Douglas Keathley         43          Vice President, Operations

J. Steven Person            40          Vice President, Marketing

Paul L. Morris              57          Director

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

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with Columbia Gas System, Inc.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 46, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 49, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 32, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 57, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 42, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 52, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $11,787, $20,000 and $19,649 during 1998, 1997 and 1996 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner, to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through prior purchases, the Managing General Partner also owns 20 limited partner units, or 0.7% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 9.6%.

No  officer  or  director  of  the  Managing  Partner  owns  Units  in  the
Partnership.  H.H. Wommack, III, as the individual general partner  of  the
Partnership, owns a one percent interest in the Partnership as a general partner. There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      9.6%
                      Interest                     Managing General Partner
20 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    9.6%
                      Interest                      Chairman of the  Board,
20 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    9.6%
                     Interest                     Secretary and Director of
20 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    9.6%
                     Interest                     Vice President and CFO of
20 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns    9.6%
                      Interest                     Vice President, Land and
20 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    9.6%
                     Interest                     Vice President, Marketing
20 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns    9.6%
                     Interest                     Vice President,20 Units
                     Operations of Southwest
                     Royalties, Inc., the
                     Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Paul L. Morris               Indirectly Owns    9.6%
                      Interest                      Director  of  Southwest
20 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 1998, the Managing General Partner received $11,787 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $29,400 for administrative overhead attributable to operating such properties during 1998.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $40 for the year ended December 31, 1998.

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

          (b)        Reports on Form 8-K

                   The  Partnership filed an 8-K on October 28, 1998  under
              Item 2 "Acquisition or Disposition of Asset." On December 15, 1998 an 8-K/A was filed concerning the disposition.

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


                          Date:  March 31, 1999


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


Date:  March 31, 1999


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 1999