Form 10-Q
period 1999-03-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1999-05-13
CIK 887438

Page 15 of 15
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 15.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     1999           1998
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     17,223         34,874
 Receivable from Managing General Partner           11,036         27,378
                                                 ---------      ---------
    Total current assets                            28,259         62,252
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,017,398      1,017,398
  Less accumulated depreciation,
   depletion and amortization                      729,555        720,555
                                                 ---------      ---------
    Net oil and gas properties                     287,843        296,843
                                                 ---------      ---------
                                              $    316,102        359,905
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $    (8,851)        (7,892)
 Limited partners                                  324,953        366,987
                                                 ---------      ---------
    Total partners' equity                         316,102        359,095
                                                 ---------      ---------
                                              $    316,102        359,095
                                                 =========      =========

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
  Revenues

Oil and gas                                         $    33,923     71,541
Interest                                                    283        169
                                                        -------    -------
                                                         34,206     71,710
                                                        -------    -------
  Expenses

Production                                               26,817     46,863
General and administrative                                6,975     14,032
Depreciation, depletion and amortization                  9,000     22,585
                                                        -------    -------
                                                         42,792     83,480
                                                        -------    -------
Net loss                                            $   (8,586)   (11,770)
                                                        =======    =======
Net loss allocated to:

 Managing General Partner                           $        37        973
                                                        =======    =======
 General partner                                    $         4        108
                                                        =======    =======
 Limited partners                                   $   (8,627)   (12,851)
                                                        =======    =======
  Per limited partner unit                          $    (3.06)     (4.56)
                                                        =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    37,745     90,210
 Interest received                                          283        169
 Cash paid to suppliers                                (21,272)   (55,230)
                                                        -------    -------
  Net cash provided by operating activities              16,756     35,149
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                          -    (4,318)
 Sale of oil and gas properties                               -      3,820
                                                        -------    -------
  Net cash used in investing activities                       -      (498)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (34,407)   (30,038)
                                                        -------    -------
Net  (decrease) increase in cash and cash equivalents              (17,651)
4,613

 Beginning of period                                     34,874      4,368
                                                        -------    -------
 End of period                                      $    17,223      8,981
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Reconciliation of net loss to net cash
  provided by operating activities:

Net loss                                            $   (8,586)   (11,770)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation, depletion and amortization                9,000     22,585
  Decrease in receivables                                 3,822     18,669
  Increase in payables                                   12,520      5,665
                                                        -------    -------
Net cash provided by operating activities           $    16,756     35,149
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during 1999 to enhance production.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998.

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              1999      1998     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $    9.17     12.36    (26%)
Average price per mcf of gas              $    1.68      2.17    (23%)
Oil production in barrels                     1,300     2,300    (43%)
Gas production in mcf                        13,100    19,900    (34%)
Gross oil and gas revenue                 $  33,923    71,541    (53%)
Net oil and gas revenue                   $   7,106    24,678    (71%)
Partnership distributions                 $  34,407    30,000      15%
Limited partner distributions             $  33,407    27,000      24%
Per unit distribution to limited
 partners                                 $   11.84      9.57      24%
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $33,923 from $71,541 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 53%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 26%, or $3.19 per barrel, resulting in a decrease of approximately $7,300 in revenues. Oil sales represented 35% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 40% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 23%, or $.49 per mcf, resulting in a decrease of approximately $9,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $17,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 43% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $9,200 in revenues.

    Gas production decreased approximately 6,800 mcf or 34% during the same period, resulting in a decrease of approximately $11,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,600. The decrease in production is primarily due to property sales.

Costs and Expenses

Total costs and expenses decreased to $42,792 from $83,480 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 49%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 43% lower, or approximately $20,000 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 50% or approximately $7,100 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $9,000 for the quarter ended March 31, 1999 from $22,000 for the same period in 1998. This represents a decrease of 59%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease of depletion expense between the comparative periods were the decrease in oil and gas revenue and the decrease in the price of oil used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $16,800 in the quarter ended March 31, 1999 as compared to approximately $35,000 in the quarter ended March 31, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

There were no cash flows used in investing activities in the quarter ended March 31, 1999 as compared to approximately $500 in the quarter ended March 31, 1998.

Cash flows used in financing activities were $34,400 in the quarter ended March 31, 1999 as compared to $30,000 in the quarter ended March 31, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1999 were $34,407 of which $33,407 was distributed to the limited partners and $1,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1999 was $11.84. Total distributions during the quarter ended March 31, 1998 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $9.57.

The sources for the 1999 distributions of $34,400 were oil and gas operations of approximately $16,800, with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $30,000 were oil and gas operations of approximately $35,000.

Since inception of the Partnership, cumulative monthly cash distributions of $903,895 have been made to the partners. As of March 31, 1999, $834,145 or $295.69 per limited partner unit has been distributed to the limited partners, representing a 59% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $28,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999