Form 10-Q
period 1999-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 1999-08-12
CIK 887438

17 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     11,218          34,874
 Receivable from Managing General Partner          15,106          27,378
                                                ---------       ---------
    Total current assets                           26,324          62,252
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,017,632       1,017,398
  Less accumulated depreciation,
   depletion and amortization                     737,555         720,555
                                                ---------       ---------
    Net oil and gas properties                    280,077         296,843
                                                ---------       ---------
                                             $    306,401         359,095
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $    (9,021)         (7,892)
 Limited partners                                 315,422         366,987
                                                ---------       ---------
    Total partners' equity                        306,401         359,095
                                                ---------       ---------
                                             $    306,401         359,095
                                                =========       =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $    50,256     55,974     84,179    127,515
Interest                              251        213        534        382
                                  -------    -------    -------    -------
                                   50,507     56,187     84,713    127,897
                                  -------    -------    -------    -------

  Expenses

Production                         26,870     40,201     53,687     87,064
General and administrative          5,338     10,566     12,313     24,598
Depreciation, depletion and
 amortization                       8,000     26,459     17,000     49,044
Provision for impairment of oil
 and gas properties                     -     59,663          -     59,663
                                  -------    -------    -------    -------
                                   40,208    136,889     83,000    220,369
                                  -------    -------    -------    -------
Net income (loss)             $    10,299   (80,702)      1,713   (92,472)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     1,647        488      1,684      1,461
                                  =======    =======    =======    =======
 General Partner              $       183         54        187        163
                                  =======    =======    =======    =======
 Limited partners             $     8,469   (81,244)      (158)   (94,096)
                                  =======    =======    =======    =======
  Per limited partner unit    $     3.00     (28.80)      (.06)    (33.36)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from oil and gas sales               $    77,882    151,464
 Cash paid to suppliers                                (47,431)  (103,554)
 Interest received                                          534        382
                                                       --------   --------
  Net cash provided by operating activities              30,985     48,292
                                                       --------   --------
Cash flows from investing activities:

 Additions of oil and gas properties                      (234)    (6,456)
 Sale of oil and gas properties                               -      1,650
                                                       --------   --------
  Net cash used in investing activities                   (234)    (4,806)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (54,407)   (46,770)
                                                       --------   --------
Net decrease in cash and cash equivalents              (23,656)    (3,284)

 Beginning of period                                     34,874      4,368
                                                       --------   --------
 End of period                                      $    11,218      1,084
                                                       ========   ========

                                                               (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $     1,713   (92,472)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               17,000     49,044
  Provision for impairment of oil and gas
   properties                                                 -     59,663
  (Increase) decrease in receivables                    (6,297)     23,949
  Increase in payables                                   18,569      8,108
                                                        -------    -------
Net cash provided by operating activities           $    30,985     48,292
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during 1999.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized cost did not exceed estimated present value of reserves as of June 30, 1999. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    14.77     12.37      19%
Average price per mcf of gas             $     2.01      1.68      20%
Oil production in barrels                     1,370     2,200    (38%)
Gas production in mcf                        14,900    17,100    (13%)
Gross oil and gas revenue                $   50,256    55,974    (10%)
Net oil and gas revenue                  $   23,386    15,773      48%
Partnership distributions                $   20,000    16,784      19%
Limited partner distributions            $   18,000    15,184      19%
Per unit distribution to limited
 partners                                $     6.38      5.38      19%
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $50,256 from $55,974 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 10%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 19%, or $2.40 per barrel, resulting in an increase of approximately $5,300 in revenues. Oil sales represented 40% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 49% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 20%, or $.33 per mcf, resulting in an increase of approximately $5,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $10,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 830 barrels or 38% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $12,300 in revenues.

    Gas production decreased approximately 2,200 mcf or 13% during the same period, resulting in a decrease of approximately $4,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $16,700. The decline in production was due primarily to property sales in 1998.

Costs and Expenses

Total costs and expenses decreased to $40,208 from $136,889 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 71%. The decrease is the result of lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 33% lower, or approximately $13,300 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 49% or approximately $5,200 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $8,000 for the quarter ended June 30, 1999 from $26,000 for the same period in 1998. This represents a decrease of 69%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.05     12.36      (3%)
Average price per mcf of gas             $     1.86      1.94      (4%)
Oil production in barrels                     2,670     4,500     (41%)
Gas production in mcf                        28,000    37,000     (24%)
Gross oil and gas revenue                $   84,179   127,515     (34%)
Net oil and gas revenue                  $   30,492    40,451     (25%)
Partnership distributions                $   54,407    46,784       16%
Limited partner distributions            $   51,407    42,184       22%
Per unit distribution to limited
 partners                                $    18.22     14.95       22%
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $84,179 from $127,515 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 34%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 3%, or $.31 per barrel, resulting in a decrease of approximately $1,400 in revenues. Oil sales represented 38% of total oil and gas sales during the six months ended June 30, 1999 as compared to 44% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 4%, or $.08 per mcf, resulting in a decrease of approximately $2,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $4,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,830 barrels or 41% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $22,100 in revenues.

    Gas production decreased approximately 9,000 mcf or 24% during the same period, resulting in a decrease of approximately $16,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $38,800. The decline in production was due primarily to property sales in 1998.

Costs and Expenses

Total costs and expenses decreased to $83,000 from $220,369 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 62%. The decrease is the result of lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 38% lower, or approximately $33,300 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 50% or approximately $12,300 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $17,000 for the six months ended June 30, 1999 from $48,000 for the same period in 1998. This represents a decrease of 65%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $31,000 in the six months ended June 30, 1999 as compared to approximately $48,300 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $200 in the six months ended June 30, 1999 as compared to approximately $4,800 in the six months ended June 30, 1998. The principle use of the 1999 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $54,400 in the six months ended June 30, 1999 as compared to approximately $46,800 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $54,407 of which $51,407 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $18.22. Total distributions during the six months ended June 30, 1998 were $46,784 of which $42,184 was distributed to the limited partners and $4,600 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $14.95.

The source for the 1999 distributions of $54,407 was oil and gas operations of approximately $31,000, and less the change in oil and gas properties of approximately $200, with the balance from available from cash on hand at the beginning of the period. The sources for the 1998 distributions of $46,784 were oil and gas operations of approximately $48,300 less the net change in oil and gas properties of approximately $4,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $932,195 have been made to the partners. As of June 30, 1999, $852,145 or $302.07 per limited partner unit has been distributed to the limited partners, representing a 60% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $26,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 1999.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officers
Date: August 15, 1999