Form 10-K
period 1999-12-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2000-03-21
CIK 887438

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

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

The  total  number of pages contained in this report is 41.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          7

 3.  Legal Proceedings                                                  10

 4.  Submission of Matters to a Vote of Security Holders                10

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                11

 6.  Selected Financial Data                                            12

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      13

 8.  Financial Statements and Supplementary Data                        20

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             35

                                 Part III

10.  Directors and Executive Officers of the Registrant                 36

11.  Executive Compensation                                             37

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         37

13.  Certain Relationships and Related Transactions                     39

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        40

     Signatures                                                         41

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  97  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

Oil prices experienced a year of recovery during 1999. After seeing prices languish near $10 per barrel in December 1998, a rebound occurred that would briefly push NYMEX pricing over $27 in late November 1999. Crude oil prices reached $20 per barrel in mid-July and would not fall below $21 the rest of the year. There were drastic improvements to the main factors that gave rise to the worst price depression in history. These improvements provoked a spike in crude oil prices to levels not seen since the Gulf War. First, OPEC has done a remarkable job of adhering to production cuts agreed to in March, despite the temptation to cheat given current pricing. As prices have risen over the last twelve months, OPEC has consistently maintained a compliance rate above 90 percent. Also, most foreign markets are well on their way to recovery, greatly increasing the demand for energy in those countries. These and other factors have eliminated the "oversupply" of crude oil that we experienced in 1998. The near month contract for crude oil settled at $25.60 per barrel on December 30, 1999.

In 1999 natural gas prices rose 10% to an average of $2.18/MMBtu, 18 cents higher than the $2.00/MMBtu average seen in 1998. Despite warmer-than-normal heating seasons at both ends of the year, 1999 was the fourth year in a row that prices averaged $2.00/MMBtu or above. Citing lower storage levels and a rising demand for natural gas, industry experts are predicting a "healthy jump" in prices for 2000.  Although higher prices in 1999 fueled an  increase in production, end of year gas in storage nationwide  is  only
75% of capacity as compared to 87% at the end of 1998.  Further, gas demand is expected to continue to increase at a faster pace than the amount of gas being replaced. A record breaking 70% of single-family homes built in 1999 were equipped with natural gas services ranging from traditional heating to
water   heating,   cooking  and  grilling.   Based  on  these   encouraging
statistics, we remain optimistic in our expectation of slightly higher natural gas prices in the coming year, hopefully seeing an average above the $2.20/MMBtu level.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1999          41%          59%
                    1998          40%          60%
                    1997          48%          52%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 75% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for 30%, Southwestern Energy Production Co. for 19%, Sid Richardson Gasoline Co. for 16% and Navajo Refining Co., Inc. for 10%. Four purchasers accounted for 54% of the Partnership's total oil and gas production during 1998: Southwestern Energy Production Co. for 20%, Nustar Joint Venture for 13%, American Processing for 11% and Phillips 66 Company for 10%. Two purchasers accounted for 27% of the Partnership's total oil and gas production during 1997: Southwestern Energy Production Co. for 15%, and American Processing for 12%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1999, there were 97 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1999, the Partnership possessed an interest in oil and gas properties located in Escambia and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; La Fourche, Pointe Coupe and Terrebonne Parishes of Louisiana; Eddy County of New Mexico; Custer, Roger Mills and Washita Counties of Oklahoma; and Dickens, Hemphill, Live Oak, Upton, Ward, Winkler and Yoakum Counties of Texas. These properties consist of various interests in 101 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 1999, 1998 and 1997.

There were no property sales during 1999. During 1998, fifty-six leases were sold for approximately $55,900. During 1997, four leases were sold for approximately $38,500.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of           Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Custer & Wright       11/94 at           33       10,000         175,000
Winkler County,       5% to 18%
Texas                 working interest

Webb Lease            5/94 at 12.5%       4       21,000           9,000
Yoakum County, Texas  working interest

Midland Southwest     5/94 at             4        1,000          73,000
Various Counties in   .02% to 33%
Alabama, Texas        working interest
Louisiana, Kansas
and Oklahoma

Hartmann,  Centerfire,           9/94 at .2%             56          13,000
63,000
Shelley Ward County,  to 22.3% working
Texas and Eddy County, NM          interest

*Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments from $25.60 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $22.68 per barrel in the preparation of the reserve report as of January 1, 2000.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.00 per Mcf in the preparation of the reserve report as of January 1, 2000.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1999.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. As of December 31, 1999, no limited partner units were purchased by the Managing General Partner. In 1998, 20 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $100.64 per unit. As of December 31, 1997, no limited partner units were purchased by the Managing General Partner.

Number of Limited Partner Interest Holders
As of December 31, 1999, there were 120 holders of limited partner units in the Partnership.

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

During 1999, distributions were made totaling $109,407, with $100,907 distributed to the limited partners and $8,500 to the general partners. For the year ended December 31, 1999, distributions of $35.77 per limited partner unit were made, based upon 2,821 limited partner units outstanding. During 1998, distributions were made totaling $88,784, with $81,484 distributed to the limited partners and $7,300 to the general partners. For the year ended December 31, 1998, distributions of $28.88 per limited partner unit were made, based upon 2,821 limited partner units outstanding. During 1997, twelve monthly distributions were made totaling $204,862, with $187,462 distributed to the limited partners and $17,400 to the general partners. For the year ended December 31, 1997, distributions of $66.45 per limited partner unit were made, based upon 2,821 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 1999, 1998, 1997, 1996 and 1995 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                             -----------------------------------------
                          1999        1998      1997      1996      1995
                          ----        ----      ----      ----      ----
Revenues           $    212,275    220,239    410,305   526,824   444,900

Net income (loss)        51,963  (266,080)     23,326   169,369    41,317

Partners' share of
 net income (loss):

  General partner         8,296      4,752     15,635    27,739    17,534

  Limited partners       43,667  (270,832)      7,691   141,630    23,783

Limited partners'
 net income (loss)
  per unit                15.48    (96.01)       2.73     50.21      8.43

Limited partners'
 cash distribution
  per unit                35.77      28.88      66.45     87.02     85.26

Total assets       $    301,651    359,095    713,997   895,495   998,607

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

Based on current conditions, management anticipates performing few workovers during 2000 to enhance production. Additional workovers may be performed in the year 2003. The partnership may have an increase in production volumes for the year 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 10% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1999 and 1998

The following table provides certain information regarding performance factors for the years ended December 31, 1999 and 1998:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1999      1998   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   16.55    11.65      42%
Average price per mcf of gas               $    2.26     1.85      22%
Oil production in barrels                      5,240    7,600    (31%)
Gas production in mcf                         55,150   70,600    (22%)
Gross oil and gas revenue                  $ 211,240  219,347     (4%)
Net oil and gas revenue                    $ 101,088   74,837      35%
Partnership distributions                  $ 109,407   88,784      23%
Limited partner distributions              $ 100,907   81,484      24%
Per unit distribution to limited partners  $   35.77    28.88      24%
Number of limited partner units                2,821    2,821

Revenues

The Partnership's oil and gas revenues decreased to $211,240 from $219,347 for the years ended December 31, 1999 and 1998, respectively, a decrease of 4%. The principal factors affecting the comparison of the years ended December 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998 by 42%, or $4.90 per barrel, resulting in an increase of approximately $37,200 in revenues. Oil sales represented 41% of total oil and gas sales during the year ended December 31, 1999 as compared to 40% during the year ended December 31, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 22%, or $.41 per mcf, resulting in an increase of approximately $28,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $66,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,360 barrels or 31% during the year ended December 31, 1999 as compared to the year ended December 31, 1998, resulting in a decrease of approximately $39,100 in revenues.

    Gas production decreased approximately 15,450 mcf or 22% during the same period, resulting in a decrease of approximately $34,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $74,000. The decrease in production was due primarily to property sales.

Costs and Expenses

Total costs and expenses decreased to $160,312 from $486,319 for the years ended December 31, 1999 and 1998, respectively, a decrease of 67%. The decrease is the result of lower general and administrative expense, provision for impairment, lease operating costs and depletion expense.

1. Lease operating costs and production taxes were 24% lower, or approximately $34,400 less during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease in lease operating costs were primarily due to property sales.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 32% or approximately $9,100 during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease of general and administrative costs were due in part to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation and a change in auditors requiring opinions from both the predecessors and successor auditors. Additionally, the Managing General Partner in its effort to cut back on general and administrative costs whenever and wherever possible was able to reduce the cost of reserve reports and K-1 tax package preparation during 1999.

3. Depletion expense decreased to $31,000 for the year ended December 31, 1999 from $123,000 for the same period in 1998. This represents a decrease of 75%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2000 as compared to 1999. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $48,000 as of December 31, 1998.

4. The Partnership reduced the net capitalized costs of oil and gas properties during 1998 by $189,555. This provision for impairment had the effect of reducing net income, but did not affect cash flow or partner distributions. See Summary of Significant Accounting Policies
    - Oil and Gas Properties.

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

C.  Revenue and Distribution Comparison

Partnership income (loss) for the years ended December 31, 1999, 1998 and 1997 was $51,963, $(266,080) and $23,326, respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income would have been $82,963 in 1999, $47,519 in 1998 and $156,346 in 1997. Correspondingly, Partnership distributions for the years ended December 31, 1999, 1998 and 1997 were $109,407, $88,784 and $204,862, respectively. These differences are indicative of the changes in oil and gas prices, production and property sales.

The  sources  for  the  1999 distributions of $109,407  were  oil  and  gas operations of approximately $85,100 and the change in oil and gas properties of approximately $(234), with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $88,784 were oil and gas operations of approximately $73,100 and the change in oil and gas properties of approximately $46,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1997 distributions of $204,862 were oil and gas operations  of  approximately  $178,000 and  the  change  in  oil  and  gas properties of approximately $30,800, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 1999 were $109,407 of which $100,907 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the same period was $35.77. Total distributions during the year ended December 31, 1998 were $88,784 of which $81,484 was distributed to the limited partners and $7,300 to the general partners. The per unit distribution to limited partners during the same period was $28.88. Total distributions during the year ended December 31, 1997 were $204,862 of which $187,462 was distributed to the limited partners and $17,400 to the general partners. The per unit distribution to limited partners during the same period was $66.45.

Since inception of the Partnership, cumulative monthly cash distributions of $987,195 have been made to the partners. As of December 31, 1999, $901,645 or $319.62 per limited partner unit, has been distributed to the limited partners, representing a 64% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $85,100 in 1999 compared to $73,100 in 1998 and $178,000 in 1997. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $(200) in 1999 compared to $46,200 in 1998 and $30,800 in 1997. The principal use of the 1999 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $109,400 in 1999 compared to $88,800 in 1998 and approximately $204,800 in 1997. The only use in financing activities was the distributions to partners.

As of December 31, 1999, the Partnership had approximately $35,600 in working capital. The Managing General Partner believes the revenues generated from operations are adequate to meet the operating needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

Information Systems for the Year 2000

The year 2000 issue referred to the risk of disruptions of operations caused by the failure of computer-controlled systems, including systems used by third parties, to properly recognize date sensitive information when the year changed from 1999 to 2000. During the year ended December 31, 1999, the Managing General Partners data processing subsidiary, Midland Southwest Software, Inc., installed new software as part of an on-going project to upgrade its financial and management information systems. The cost of upgrading the software occurred in the normal course of Midland Southwest Software's business and was not material to the results of operations or financial condition of the Partnership.

The Partnership has not experienced any significant business disruptions due to year 2000 issues causing processing errors in its systems, or a third party's systems, during the period of operations after January 1, 2000 until the filing of the 10-K.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             21

Balance Sheets                                                          22

Statements of Operations                                                23

Statement of Changes in Partners Equity                                 24

Statements of Cash Flows                                                25

Notes to Financial Statements                                           26

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund XI-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund XI-A, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund XI-A, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.








                                                  KPMG LLP



Midland, Texas
March 10, 2000

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1999 and 1998


                                                      1999          1998
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $        10,337       34,874
 Receivable from Managing General Partner             25,237       27,378

---------                                    ---------
                                                 Total    current    assets
35,574                                       62,252

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,017,632    1,017,398
  Less accumulated depreciation,
                                               depletion  and  amortization
751,555                                      720,555

---------                                    ---------
                                              Net  oil  and gas  properties
266,077                                      296,843

---------                                    ---------
                                                                          $
301,651                                      359,095

=========                                    =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $       (8,096)      (7,892)
 Limited partners                                    309,747      366,987

---------                                    ---------
                                                Total    partners'   equity
301,651                                      359,095

---------                                    ---------
                                                                          $
301,651                                      359,095

=========                                    =========


















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1999, 1998 and 1997


                                                 1999      1998      1997
                                                 ----      ----      ----
  Revenues

Oil and gas revenues                      $    211,240   219,347  408,579
Interest income from operations                  1,035       892    1,726
                                                                    -------
-------                                   -------
                                                                    212,275
220,239                                   410,305
                                                                    -------
-------                                   -------
  Expenses

Production                                     110,152   144,510  225,865
General and administrative                      19,160    28,210   28,094
Depreciation, depletion and amortization        31,000   124,044  133,020
Provision for impairment of oil and gas
 properties                                          -   189,555        -
                                                                    -------
-------                                   -------
                                                                    160,312
486,319                                   386,979
                                                                    -------
-------                                   -------
Net income (loss)                         $     51,963 (266,080)   23,326
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $      7,466     4,277   14,071
                                                                    =======
=======                                   =======
 General Partner                          $        830       475    1,564
                                                                    =======
=======                                   =======
 Limited partners                         $     43,667 (270,832)    7,691
                                                                    =======
=======                                   =======
  Per limited partner unit                $      15.48    (96.01)    2.73
                                                                    =======
=======                                   =======
























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1999, 1998 and 1997


                                               General  Limited
                                               Partners Partners   Total
                                               -------- --------   -----

Balance at December 31, 1996              $    (3,579)   899,074  895,495

 Net income                                     15,635     7,691   23,326

 Distributions                                (17,400) (187,462)(204,862)
                                                                    -------
---------                                 ---------
Balance at December 31, 1997                   (5,344)   719,303  713,959

 Net income (loss)                               4,752 (270,832)(266,080)

 Distributions                                 (7,300)  (81,484) (88,784)
                                                                    -------
---------                                 ---------
Balance at December 31, 1998                   (7,892)   366,987  359,095

 Net income                                      8,296    43,667   51,963

 Distributions                                 (8,500) (100,907)(109,407)
                                                                    -------
---------                                 ---------
Balance at December 31, 1999              $    (8,096)   309,747  301,651
                                                                    =======
=========                                 =========































                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1999, 1998 and 1997


                                                 1999      1998     1997
                                                 ----      ----     ----

Cash flows from operating activities:

 Oil and gas revenue                      $    191,110   262,427  439,267
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(107,041)                                 (190,235)(263,063)
 Interest received                               1,035       892    1,726
                                                                   --------
--------                                  ----------
   Net  cash provided by operating activities               85,104   73,084
177,930
                                                                   --------
--------                                  ----------
Cash flows from investing activities:

 Sale of oil and gas properties                      -    53,679   39,786
 Additions to oil and gas properties             (234)   (7,435)  (8,980)
                                                                   --------
--------                                  ----------
  Net cash provided by (used in) investing
                                           activities       (234)    46,244
30,806
                                                                   --------
--------                                  ----------
Cash flows used in financing activities:

 Partner distributions                       (109,407)  (88,822)(204,824)
                                                                   --------
--------                                  ----------
Net increase (decrease) in cash and cash
 equivalents                                  (24,537)    30,506    3,912

 Beginning of period                            34,874     4,368      456
                                                                   --------
--------                                  ----------
 End of period                            $     10,337    34,874    4,368
                                                                   ========
========                                  ==========


(continued)





















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1999, 1998 and 1997


                                                  1999     1998      1997
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $     51,963 (266,080)   23,326

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                31,000   124,044
133,020
  Provision for impairment of oil and gas
                                           properties           -   189,555
-
  (Increase) decrease in receivables          (20,130)    43,080   30,688
  Increase (decrease) in payables               22,271  (17,515)  (9,104)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $     85,104    73,084  177,930
                                                                    =======
=======                                   =======

Supplemental schedule of noncash investing and financing activities

 Oil and gas properties included in
  accounts receivable                     $          -         -    1,650






























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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1999 and 1997, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $189,555 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1999 and 1998 there were no significant amounts of imbalance in terms of units and value. As of December 31, 1997, the Partnership was over produced by 3,521 mcf of gas.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 1999 and 1998 is $12,508 and $83,207, more than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 1999, 1998 and 1997 there were 2,821 limited partner units outstanding held by 120, 121 and 121 partners.

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

3.   Liquidity - Managing General Partner
     The Managing General Partner has a highly leveraged capital structure with over $35.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

     The Partnership is subject to various federal, state and local environmental laws and regulations, which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1999, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

5.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $26,600, $29,400 and $38,600 for the years ended December 31, 1999, 1998 and 1997. In addition, the Managing
     General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,800, $40 and $100 for the years ended December 31, 1999, 1998 and 1997 and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


5.   Related Party Transactions - continued
     Southwest Royalties, Inc., the Managing General Partner, was paid $14,000, $11,787 and $20,000 for the years ended December 31, 1999,
     1998 and 1997, as an administrative fee, for indirect general and administrative overhead expenses.

     Amounts due from Southwest Royalties, Inc. totaled $25,237 and $27,378 as of December 31, 1999 and 1998, respectively, all of which is from oil and gas production distributed to the Partnership subsequent to the end of the year.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 1999, 1998 and approximately $30 for the years ended December 31, 1997.

6.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 75% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for 30%, Southwestern Energy Production Co. for 19%, Sid Richardson Gasoline Co. for 16% and Navajo Refining Co., Inc. for 10%. Four purchasers accounted for 54% of the Partnership's total oil and gas production during 1998:
     Southwestern Energy Production Co. for 20%, Nustar Joint Venture for 13%, American Processing 11% and Phillips 66 Company for 10%. Two purchasers accounted for 27% of the Partnership's total oil and gas production during 1997: Southwestern Energy Production Co. 15%, and American Processing 12%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)  Gas (mcf)
                                                    ----------  ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1997                                 103,000     927,000

       Revisions of previous estimates              (26,000)   (316,000)
       Production                                   (11,000)    (94,000)
       Sale of minerals in place                     (2,000)     (1,000)
                                                     -------   ---------
     December 31, 1997                                64,000     516,000

       Revisions of previous estimates              (23,000)      15,000
       Production                                    (8,000)    (71,000)
       Sale of minerals in place                    (11,000)   (104,000)
                                                     -------   ---------
     December 31, 1998                                22,000     356,000

       Revisions of previous estimates                28,000      85,000
       Production                                    (5,000)    (55,000)
                                                     -------   ---------
     December 31, 1999                                45,000     386,000
                                                     =======   =========

     Proved developed reserves -

     December 31, 1997                                64,000     485,000
                                                     =======   =========
     December 31, 1998                                22,000     353,000
                                                     =======   =========
     December 31, 1999                                45,000     383,000
                                                     =======   =========

     All of the Partnership's reserves are located within the continental United States.

     *Donald R. Creamer, P.E., an Independent Registered Petroleum Engineer prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2000. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 1999 of $25.60 was used as the beginning basis for the oil price. Oil price adjustments  from  $25.60  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $22.68 per barrel in the preparation of the reserve report as of January 1, 2000.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1999 of $2.33 was used as the beginning basis. Gas price adjustments from $2.33 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.00 per Mcf in the preparation of the reserve report as of January 1, 2000.

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

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999, 1998 and 1997 is presented below:

                                              1999       1998        1997
                                              ----       ----        ----

     Future cash inflows                $  1,800,000    763,000  2,128,000
     Production and development costs        797,000    347,000  1,028,000
                                           ---------  ---------  ---------
     Future net cash flows                 1,003,000    416,000  1,100,000
     10% annual discount for estimated
       timing of cash flows                  393,000    119,000    381,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $    610,000    297,000    719,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999       1998        1997
                                              ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (101,000)   (75,000)  (183,000)
      Changes in prices and productions costs            189,000  (235,000)
(948,000)
     Changes of production rates
       (timing) and others                  (40,000)    (8,000)    122,000
     Revisions of previous
       quantities estimates                  235,000   (81,000)  (377,000)
     Accretion of discount                    30,000     72,000    192,000
     Sales of minerals in place                    -   (95,000)    (3,000)
     Discounted future net
       cash flows -
      Beginning of year                      297,000    719,000  1,916,000
                                           ---------  ---------  ---------
      End of year                       $    610,000    297,000    719,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      44     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            41          Vice President, Marketing

Paul L. Morris              58          Director

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

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 42, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 44, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $14,000, $11,787 and $20,000 during 1999, 1998 and 1997 as an annual administrative fee.

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

Item 13.  Certain Relationships and Related Transactions

In 1999, the Managing General Partner received $14,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $26,600 for administrative overhead attributable to operating such properties during 1999.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $2,800 for the year ended December 31, 1999.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Independent Auditors Report
                  Balance Sheets
                  Statements of Operations
                  Statements of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

          (b)        Reports on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

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


                          Date:  March 31, 2000


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


Date:  March 31, 2000


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 2000