Form 10-Q
period 2000-03-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2000-05-10
CIK 887438

Page 6 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2000           1999
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     21,969         10,337
 Receivable from Managing General Partner           32,178         25,237
                                                 ---------      ---------
    Total current assets                            54,147         35,574
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,017,811      1,017,632
  Less accumulated depreciation,
   depletion and amortization                      758,555        751,555
                                                 ---------      ---------
    Net oil and gas properties                     259,256        266,077
                                                 ---------      ---------
                                              $    313,403        301,651
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $    (6,221)        (8,096)
 Limited partners                                  319,624        309,747
                                                 ---------      ---------
    Total partners' equity                         313,403        301,651
                                                 ---------      ---------
                                              $    313,403        301,651
                                                 =========      =========

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
  Revenues

Oil and gas                                         $    61,385     33,923
Interest                                                    195        283
                                                        -------    -------
                                                         61,580     34,206
                                                        -------    -------
  Expenses

Production                                               18,432     26,817
General and administrative                                4,396      6,975
Depreciation, depletion and amortization                  7,000      9,000
                                                        -------    -------
                                                         29,828     42,792
                                                        -------    -------
Net income (loss)                                   $    31,752    (8,586)
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     3,487         37
                                                        =======    =======
 General partner                                    $       388          4
                                                        =======    =======
 Limited partners                                   $    27,877    (8,627)
                                                        =======    =======
  Per limited partner unit                          $     9.88      (3.06)
                                                        =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    60,017     37,745
 Interest received                                          195        283
 Cash paid to suppliers                                (28,401)   (21,272)
                                                        -------    -------
  Net cash provided by operating activities              31,811     16,756
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                      (179)          -
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (20,000)   (34,407)
                                                        -------    -------
Net  increase (decrease) in cash and cash equivalents                11,632
(17,651)

 Beginning of period                                     10,337     34,874
                                                        -------    -------
 End of period                                      $    21,969     17,223
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2000      1999
                                                          ----      ----
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    31,752    (8,586)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization                7,000      9,000
  (Increase) decrease in receivables                    (1,368)      3,822
  (Decrease) increase in payables                       (5,573)     12,520
                                                        -------    -------
Net cash provided by operating activities           $    31,811     16,756
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2000, and for the three months ended March 31, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates performing workovers during the year to enhance production.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended March 31, 2000 and 1999.

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              2000      1999     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   25.21      9.17     175%
Average price per mcf of gas              $    2.76      1.68      64%
Oil production in barrels                     1,000     1,300    (23%)
Gas production in mcf                        13,100    13,100        -
Gross oil and gas revenue                 $  61,385    33,923      81%
Net oil and gas revenue                   $  42,953     7,106     504%
Partnership distributions                 $  20,000    34,407    (42%)
Limited partner distributions             $  18,000    33,407    (46%)
Per unit distribution to limited
 partners                                 $    6.38     11.84    (46%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $61,385 from $33,923 for the quarters ended March 31, 2000 and 1999, respectively, an increase of 81%. The principal factors affecting the comparison of the quarters ended March 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 by 175%, or $16.04 per barrel, resulting in an increase of approximately $20,900 in revenues. Oil sales represented 41% of total oil and gas sales during the quarter ended March 31, 2000 as compared to 35% during the quarter ended March 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 64%, or $1.08 per mcf, resulting in an increase of approximately $14,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $35,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 23% during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, resulting in a decrease of approximately $7,600 in revenues. The Partnership has experienced a steeper than normal decline in their production rate during the first quarter of 2000.

    Gas production remained unchanged during the same period.

    The total decrease in revenues due to the change in production is approximately $7,600.

Costs and Expenses

Total costs and expenses decreased to $29,828 from $42,792 for the quarters ended March 31, 2000 and 1999, respectively, a decrease of 30%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 31% lower, or approximately $8,400 less during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The decrease is primarily the result of repairs and maintenance performed during the first quarter of 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 37% or approximately $2,600 during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The decrease is the result of the Managing General Partner lowering the management fee paid by the partnership.

3. Depletion expense decreased to $7,000 for the quarter ended March 31, 2000 from $9,000 for the same period in 1999. This represents a decrease of 22%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease of depletion expense between the comparative periods were the increase in oil and gas revenue and the increase in the price of oil used to determine the Partnership's reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $31,800 in the quarter ended March 31, 2000 as compared to approximately $16,800 in the quarter ended March 31, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $179 in the quarter ended March 31, 2000. There were no cash flows used in investing activities in the quarter ended March 31, 1999.

Cash flows used in financing activities were $20,000 in the quarter ended March 31, 2000 as compared to $34,400 in the quarter ended March 31, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2000 were $20,000 of which $18,000 was distributed to the limited partners and $2,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $6.38. Total distributions during the quarter ended March 31, 1999 were $34,407 of which $33,407 was distributed to the limited partners and $1,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1999 was $11.84.

The  sources  for  the  2000  distributions of $20,000  were  oil  and  gas operations of approximately $31,800, resulting in excess cash for contingencies or subsequent distributions to partners. The sources for the 1999 distributions of $34,400 were oil and gas operations of approximately $16,800, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,007,195 have been made to the partners. As of March 31, 2000, $919,645 or $326.00 per limited partner unit has been distributed to the limited partners, representing a 65% return of the capital contributed.

As of March 31, 2000, the Partnership had approximately $54,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal and $17.5 million interest payments due in 2000 on its debt obligations. Due to the severely depressed commodity prices experienced during the last quarter of 1997, throughout 1998 and continuing through the second quarter of 1999 the Managing General Partner is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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


                              SOUTHWEST OIL & GAS
                              INCOME FUND XI-A, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ J Steven Person
                                   ------------------------------
                                   J Steven Person, Vice-President of
                                   Marketing and Chief Financial Officer
                                   of Southwest Royalties, Inc.
                                   the Managing General Partner



Date:  May 15, 2000