Form 10-Q
period 2000-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2000-08-10
CIK 887438

16 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     26,596          10,337
 Receivable from Managing General Partner          36,118          25,237
                                                ---------       ---------
    Total current assets                           62,714          35,574
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 1,018,190       1,017,632
  Less accumulated depreciation,
   depletion and amortization                     760,555         751,555
                                                ---------       ---------
    Net oil and gas properties                    257,635         266,077
                                                ---------       ---------
                                             $    320,349         301,651
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $    (5,326)         (8,096)
 Limited partners                                 325,675         309,747
                                                ---------       ---------
    Total partners' equity                        320,349         301,651
                                                ---------       ---------
                                             $    320,349         301,651
                                                =========       =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Oil and gas                   $    74,641     50,256    136,028     84,179
Interest                              261        251        455        534
                                  -------    -------    -------    -------
                                   74,902     50,507    136,483     84,713
                                  -------    -------    -------    -------

  Expenses

Production                         51,558     26,870     69,990     53,687
General and administrative          4,398      5,338      8,795     12,313
Depreciation, depletion and
 amortization                       2,000      8,000      9,000     17,000
                                  -------    -------    -------    -------
                                   57,956     40,208     87,785     83,000
                                  -------    -------    -------    -------
Net income                    $    16,946     10,299     48,698      1,713
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     1,705      1,647      5,193      1,684
                                  =======    =======    =======    =======
 General Partner              $       190        183        577        187
                                  =======    =======    =======    =======
 Limited partners             $    15,051      8,469     42,928      (158)
                                  =======    =======    =======    =======
  Per limited partner unit    $     5.34       3.00       15.22      (.06)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from oil and gas sales               $   126,316     77,882
 Cash paid to suppliers                                (79,954)   (47,431)
 Interest received                                          455        534
                                                       --------   --------
  Net cash provided by operating activities              46,817     30,985
                                                       --------   --------
Cash flows from investing activities:

 Additions of oil and gas properties                      (558)      (234)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (30,000)   (54,407)
                                                       --------   --------
Net increase (decrease) in cash and cash equivalents     16,259    (23,656)

 Beginning of period                                     10,337     34,874
                                                       --------   --------
 End of period                                      $    26,596     11,218
                                                       ========   ========

                                                               (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    48,698      1,713

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization                9,000     17,000
  Increase in receivables                               (9,712)    (6,297)
  (Decrease) increase in payables                       (1,169)     18,569
                                                        -------    -------
Net cash provided by operating activities           $    46,817     30,985
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based  on  current  conditions,  management  anticipates  performing   some
workovers during the year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized cost did not exceed estimated present value of reserves as of June 30, 2000.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    26.06     14.77      76%
Average price per mcf of gas             $     3.98      2.01      98%
Oil production in barrels                     1,200     1,370    (12%)
Gas production in mcf                        10,900    14,900    (27%)
Gross oil and gas revenue                $   74,641    50,256      49%
Net oil and gas revenue                  $   23,083    23,386     (1%)
Partnership distributions                $   10,000    20,000    (50%)
Limited partner distributions            $    9,000    18,000    (50%)
Per unit distribution to limited
 partners                                $     3.19      6.38    (50%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $74,641 from $50,256 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 49%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 76%, or $11.29 per barrel, resulting in an increase of approximately $15,500 in revenues. Oil sales represented 42% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 40% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 98%, or $1.97 per mcf, resulting in an increase of approximately $29,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $44,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 170 barrels or 12% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $4,400 in revenues.

    Gas production decreased approximately 4,000 mcf or 27% during the same period, resulting in a decrease of approximately $15,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,300. The decrease in production is due primarily to sharp natural decline on one major gas lease. Production on this lease fluctuates.

Costs and Expenses

Total costs and expenses increased to $57,956 from $40,208 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 44%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 92% higher, or approximately $24,700 more during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The dramatic increase in lease operating costs are the result of costs associated with the drilling of an injection well.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 18% or approximately $900 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The decrease in general and administrative costs is primarily due to a decrease in management fees charged by the managing general partner.

3. Depletion expense decreased to $2,000 for the quarter ended June 30, 2000 from $8,000 for the same period in 1999. This represents a decrease of 75%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    25.67     12.05      113%
Average price per mcf of gas             $     3.31      1.86       78%
Oil production in barrels                     2,200     2,670     (18%)
Gas production in mcf                        24,000    28,000     (14%)
Gross oil and gas revenue                $  136,028    84,179       62%
Net oil and gas revenue                  $   66,038    30,492      117%
Partnership distributions                $   30,000    54,407     (45%)
Limited partner distributions            $   27,000    51,407     (47%)
Per unit distribution to limited
 partners                                $     9.57     18.22     (47%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $136,028 from $84,179 for the six months ended June 30, 2000 and 1999, respectively, an increase of 62%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 113%, or $13.62 per barrel, resulting in an increase of approximately $36,400 in revenues. Oil sales represented 42% of total oil and gas sales during the six months ended June 30, 2000 as compared to 38% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 78%, or $1.45 per mcf, resulting in an increase of approximately $40,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $77,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 470 barrels or 18% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $12,100 in revenues.

    Gas production decreased approximately 4,000 mcf or 14% during the same period, resulting in a decrease of approximately $13,200 in revenues.

    The total decrease in revenues due to the change in production is approximately $25,300. The decrease in production is due primarily to sharp natural decline on one major gas lease. Production on this lease fluctuates.

Costs and Expenses

Total costs and expenses increased to $87,785 from $83,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of 6%. The increase is the result of higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 30% higher, or approximately $16,300 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The dramatic increase in lease operating costs are the result of costs associated with the drilling of an injection well.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 29% or approximately $3,500 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease in general and administrative costs is primarily due to a decrease in management fees charged by the managing general partner.

3. Depletion expense decreased to $9,000 for the six months ended June 30, 2000 from $17,000 for the same period in 1999. This represents a decrease of 47%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $46,800 in the six months ended June 30, 2000 as compared to approximately $31,000 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $600 in the six months ended June 30, 2000 as compared to approximately $200 in the six months ended June 30, 1999. The principle use of the 2000 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $30,000 in the six months ended June 30, 2000 as compared to approximately $54,400 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $9.57. Total distributions during the six months ended June 30, 1999 were $54,407 of which $51,407 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $18.22.

The  sources  for  the  2000  distributions of $30,000  were  oil  and  gas operations of approximately $46,800 and the change in oil and gas properties of approximately $(600), resulting in excess cash for contingencies or subsequent distributions. The source for the 1999 distributions  of  $54,407  was  oil and gas  operations  of  approximately
$31,000, and less the change in oil and gas properties of approximately $200, with the balance from available from cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,017,195 have been made to the partners. As of June 30, 2000, $928,645 or $329.19 per limited partner unit has been distributed to the limited partners, representing a 66% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $62,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

              (a)                                     Exhibits:

               27 Financial Data Schedule

         (b)  Reports on Form 8-K:

               No reports on Form 8-
               K were filed during the quarter ended June 30, 2000.

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

Date: August 15, 2000