Form 10-Q
period 2000-09-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2000-11-02
CIK 887438

Page 6 of 17
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   26,623         10,337
 Receivable from Managing General Partner          49,238         25,237
                                                ---------      ---------
     Total current assets                          75,861         35,574
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 1,036,218      1,017,632
  Less accumulated depreciation,
   depletion and amortization                     766,555        751,555
                                                ---------      ---------
     Net oil and gas properties                   269,663        266,077
                                                ---------      ---------
                                               $  345,524        301,651
                                                =========      =========

Liabilities and Partners' Equity

Partners' equity
 General partners                              $  (2,209)        (8,096)
 Limited partners                                 347,733        309,747
                                                ---------      ---------
     Total partners' equity                       345,524        301,651
                                                ---------      ---------
                                               $  345,524        301,651
                                                =========      =========

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999

Revenues

Oil and gas                  $    80,199    63,793     216,226   147,972
Interest                             291       209         746       743
                                 -------   -------     -------   -------
                                  80,490    64,002     216,972   148,715
                                 -------   -------     -------   -------
Expenses

Production                        10,106    28,783      80,096    82,470
General and administrative         4,209     3,604      13,003    15,917
Depreciation, depletion and
 amortization                      6,000     5,000      15,000    22,000
                                 -------   -------     -------   -------
                                  20,315    37,387     108,099   120,387
                                 -------   -------     -------   -------
Net income                   $    60,175    26,615     108,873    28,328
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner    $     5,956     2,845      11,148     4,530
                                 =======   =======     =======   =======
 General Partner             $       662       316       1,239       503
                                 =======   =======     =======   =======
 Limited Partners            $    53,557    23,454      96,486    23,295
                                 =======   =======     =======   =======
  Per limited partner unit   $     18.99      8.31       34.20      8.26
                                 =======   =======     =======   =======

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  194,354    129,005
 Cash paid to suppliers                              (95,228)   (76,884)
 Interest received                                        746        743
                                                      -------    -------
  Net cash provided by operating activities            99,872     52,864
                                                      -------    -------
Cash flows from investing activities

 Additions of oil and gas properties                 (18,586)      (234)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                           (65,000)   (74,407)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents              16,286
(21,777)

 Beginning of period                                   10,337     34,874
                                                      -------    -------
 End of period                                     $   26,623     13,097
                                                      =======    =======

                                                             (continued)

               Southwest Oil and Gas Income Fund XI-A, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  108,873     28,328

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              15,000     22,000
 Increase in receivables                             (21,872)   (18,967)
 (Decrease) increase in payables                      (2,129)     21,503
                                                      -------    -------
Net cash provided by operating activities          $   99,872     52,864
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

               Southwest Oil and Gas Income Fund XI-A, L.P.

                       Note to Financial Statements

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000, and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Management does not anticipate performing workovers during the next year. The Partnership could possibly experience a 10%-12% decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the nine months ended September 30, 2000, the net capitalized costs did not exceed the estimated present value.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   30.29     20.11     51%
Average price per mcf of gas               $    4.53      2.52     80%
Oil production in barrels                      1,030     1,410   (27%)
Gas production in mcf                         11,300    14,080   (20%)
Gross oil and gas revenue                  $  80,199    63,793     26%
Net oil and gas revenue                    $  70,093    35,010    100%
Partnership distributions                  $  35,000    20,000     75%
Limited partner distributions              $  31,500    18,000     75%
Per unit distribution to limited partners  $   11.17      6.38     75%
Number of limited partner units                2,821     2,821


Revenues

The Partnership's oil and gas revenues increased to $80,199 from $63,793 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 26%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 51%, or $10.18 per barrel, resulting in an increase of approximately $14,400 in revenues. Oil sales represented 38% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 44% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 80%, or $2.01 per mcf, resulting in an increase of approximately $28,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $42,700. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 380 barrels or 27% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $11,500 in revenues.

    Gas production decreased approximately 2,780 mcf or 20% during the same period, resulting in a decrease of approximately $12,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $24,100. The decrease in production is due primarily to sharp natural decline on one major gas lease. Production on this lease fluctuates. The decrease in oil production is due primarily to a steeper than normal decline in several small wells.

Costs and Expenses

Total costs and expenses decreased to $20,315 from $37,387 for the quarters ended September 30, 2000 and 1999, respectively, a decrease of 46%. The decrease is the result of lower lease operating costs, partially offset by an increase in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 65% lower, or approximately $18,700 less during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and
   maintenance.   Since production taxes are based on gross  revenues,  the
   increase in oil and gas prices have directly increased production taxes.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 17% or approximately $600 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

3. Depletion expense increased to $6,000 for the quarter ended September 30, 2000 from $5,000 for the same period in 1999. This represents an increase of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The increase in depletion expense is due to an accrual adjustment, which was made during the quarter ended September 30, 1999 to adjust for the over accrual of depletion in the first two quarters of 1999. The rapid rise in prices during the first three quarters of 1999 from $14/bbl to $23/bbl and from $1.71/mcf to $2.38/mcf caused an adjustment to be necessary during the third quarter of 1999.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.01     14.83      89%
Average price per mcf of gas               $    3.61      2.08      74%
Oil production in barrels                      3,260     4,080    (20%)
Gas production in mcf                         34,600    42,080    (18%)
Gross oil and gas revenue                  $ 216,226   147,972      46%
Net oil and gas revenue                    $ 136,130    65,502     108%
Partnership distributions                  $  65,000    74,407    (13%)
Limited partner distributions              $  58,500    69,407    (16%)
Per unit distribution to limited partners  $   20.74     24.60    (16%)
Number of limited partner units                2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $216,226 from $147,972 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 46%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 89%, or $13.18 per barrel, resulting in an increase of approximately $53,800 in revenues. Oil sales represented 42% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 41% during the quarter ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 74%, or $1.53 per mcf, resulting in an increase of approximately $64,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $118,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 820 barrels or 20% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $23,000 in revenues.

    Gas production decreased approximately 7,480 mcf or 18% during the same period, resulting in a decrease of approximately $27,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $50,000. The decrease in production is due primarily to sharp natural decline on one major gas lease. Production on this lease fluctuates. The decrease in oil production is due primarily to a steeper than normal decline on several small wells.

Costs and Expenses

Total costs and expenses decreased to $108,099 from $120,387 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of 10%. The decrease is the result of lower general and administrative expense, depletion expense and lease operating costs.

1.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $2,400 less during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 18% or approximately $2,900 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

3. Depletion expense decreased to $15,000 for the nine months ended September 30, 2000 from $22,000 for the same period in 1999. This represents a decrease of 32%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues received by the Partnership.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $99,900 in the nine months ended September 30, 2000 as compared to approximately $52,900 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $18,600 in the nine months ended September 30, 2000 as compared to approximately $200 in the nine months ended September 30, 1999. The principle use of the 2000 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $65,000 in the nine months ended September 30, 2000 as compared to approximately $74,400 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $65,000 of which $58,500 was distributed to the limited partners and $6,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $20.74. Total distributions during the nine months ended September 30, 1999 were $74,407 of which $69,407 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $24.60.

The sources for the 2000 distributions of $65,000 were oil and gas operations of approximately $99,900, partially offset by the change in oil and gas properties of approximately $(18,600), resulting in excess cash for contingencies or subsequent distributions. The source for the 1999 distributions  of  $74,407  was  oil and gas  operations  of  approximately
$52,900, partially offset by a change in oil and gas properties of approximately $(200), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,052,195 have been made to the partners. As of September 30, 2000, $960,145 or $340.36 per limited partner unit has been distributed to the limited partners, representing a 68% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $75,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000