Form 10-K
period 2000-12-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2001-03-28
CIK 887438

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          7

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             35

                                 Part III

10.  Directors and Executive Officers of the Registrant                 36

11.  Executive Compensation                                             37

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                         37

13.  Certain Relationships and Related Transactions                     39

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        40

     Signatures                                                         41

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          40%          60%
                    1999          41%          59%
                    1998          40%          60%

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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 76% of the Partnership's total oil and gas production during 2000: Sid Richardson Gasoline Co. for 21%, Phillips 66 for 33%, Navajo Refining Company Inc. for 11% and Southwestern Energy Production Co. for 11%. Four purchasers accounted for 75% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for 30%, Southwestern Energy
Production Co. for 19%, Sid Richardson Gasoline Co. for 16% and Navajo Refining Co., Inc. for 10%. Four purchasers accounted for 54% of the Partnership's total oil and gas production during 1998: Southwestern Energy Production Co. for 20%, Nustar Joint Venture for 13%, American Processing for 11% and Phillips 66 Company for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however, the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000, there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Escambia and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; La Fourche, Pointe Coupe and Terrebonne Parishes of Louisiana; Eddy County of New Mexico; Custer, Roger Mills and Washita Counties of Oklahoma; and Dickens, Hemphill, Live Oak, Upton, Ward, Winkler and Yoakum Counties of Texas. These properties consist of various interests in 102 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2000, 1999 and 1998.

There were no property sales during 2000 and 1999. During 1998, fifty-six leases were sold for approximately $55,900.

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

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of           Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Custer & Wright       11/94 at           28       10,000         147,000
Winkler County,       5% to 18%
Texas                 working interest

Elizabeth Windham     10/94 at 17%        1            -         134,000
Upton County,         working interest
Texas

Hartmann,  Centerfire,           9/94 at .2%            56            9,000
80,000
Shelley Ward County,  to 22.3% working
Texas and Eddy County, NM          interest

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.03 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.76 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2000, 10 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $79.77 per unit. As of December 31, 1999, no limited partner units were purchased by the Managing General Partner. In 1998, 20 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $100.64 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 121 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $105,130, with $94,617 distributed to the limited partners and $10,513 to the general partners. For the year ended December 31, 2000, distributions of $33.54 per limited partner unit were made, based upon 2,821 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $109,407, with $100,907 distributed to the limited partners and $8,500 to the general partners. For the year ended December 31, 1999, distributions of $35.77 per limited partner unit were made, based upon 2,821 limited partner units outstanding. During 1998, distributions were made totaling $88,784, with $81,484 distributed to the limited partners and $7,300 to the general partners. For the year ended December 31, 1998, distributions of $28.88 per limited partner unit were made, based upon 2,821 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                             -----------------------------------------
                          2000        1999      1998      1997      1996
                          ----        ----      ----      ----      ----
Revenues           $    305,254    212,275    220,239   410,305   526,824

Net income (loss)       163,740     51,963  (266,080)    23,326   169,369

Partners' share of
 net income (loss):

  General partner        17,874      8,296      4,752    15,635    27,739

  Limited partners      145,866     43,667  (270,832)     7,691   141,630

Limited partners'
 net income (loss)
  per unit                51.71      15.48    (96.01)      2.73     50.21

Limited partners'
 cash distribution
  per unit                33.54      35.77      28.88     66.45     87.02

Total assets       $    360,261    301,651    359,095   713,997   895,495

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

Based on current conditions, management anticipates performing few workovers during 2001 to enhance production. Additional workovers may be performed in the year 2003. The partnership may have an increase in production volumes for the year 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 10% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   28.31    16.55      71%
Average price per mcf of gas               $    3.96     2.26      75%
Oil production in barrels                      4,310    5,240    (18%)
Gas production in mcf                         45,900   55,150    (17%)
Gross oil and gas revenue                  $ 304,011  211,240      44%
Net oil and gas revenue                    $ 193,525  101,088      91%
Partnership distributions                  $ 105,130  109,407     (4%)
Limited partner distributions              $  94,617  100,907     (6%)
Per unit distribution to limited partners  $   33.54    35.77     (6%)
Number of limited partner units                2,821    2,821

Revenues

The Partnership's oil and gas revenues increased to $304,011 from $211,240 for the years ended December 31, 2000 and 1999, respectively, an increase of 44%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 71%, or $11.76 per barrel, resulting in an increase of approximately $61,600 in revenues. Oil sales represented 40% of total oil and gas sales during the year ended December 31, 2000 as compared to 41% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 75%, or $1.70 per mcf, resulting in an increase of approximately $93,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $155,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 930 barrels or 18% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $26,300 in revenues.

    Gas production decreased approximately 9,250 mcf or 17% during the same period, resulting in a decrease of approximately $36,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $62,900.

Costs and Expenses

Total costs and expenses decreased to $141,514 from $160,312 for the years ended December 31, 2000 and 1999, respectively, a decrease of 12%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were less than 1% higher, or approximately $300 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 16% or approximately $3,100 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

3. Depletion expense decreased to $15,000 for the year ended December 31, 2000 from $31,000 for the same period in 1999. This represents a decrease of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have decreased depletion expense approximately $2,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

C.  Revenue and Distribution Comparison

Partnership income (loss) for the years ended December 31, 2000, 1999 and 1998 was $163,740, $51,963 and $(266,080), respectively. Excluding the effects of depreciation, depletion, amortization and provision for impairment, net income would have been $178,740 in 2000, $82,963 in 1999 and $47,519 in 1998. Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $105,130, $109,407 and
$88,784, respectively. These differences are indicative of the changes in oil and gas prices, production and property sales.

The  sources  for  the  2000 distributions of $105,130  were  oil  and  gas operations  of  approximately  $148,600 and  the  change  in  oil  and  gas properties  of  approximately  $(32,200),  resulting  in  excess  cash  for contingencies  or  subsequent  distributions.  The  sources  for  the  1999 distributions of $109,407 were oil and gas operations of approximately $85,100 and the change in oil and gas properties of approximately $(234), with the balance from available cash on hand at the beginning of the period. The sources for the 1998 distributions of $88,784 were oil and gas operations of approximately $73,100 and the change in oil and gas properties of approximately $46,200, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2000 were $105,130 of which $94,617 was distributed to the limited partners and $10,513 to the general partners. The per unit distribution to limited partners during the same period was $33.54. Total distributions during the year ended December 31, 1999 were $109,407 of which $100,907 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the same period was $35.77. Total distributions during the year ended December 31, 1998 were $88,784 of which $81,484 was distributed to the limited partners and $7,300 to the general partners. The per unit distribution to limited partners during the same period was $28.88.

Since inception of the Partnership, cumulative monthly cash distributions of $1,092,325 have been made to the partners. As of December 31, 2000, $996,262 or $353.16 per limited partner unit, has been distributed to the limited partners, representing a 71% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $148,600 in 2000 compare to $85,100 in 1999 and approximately $73,100 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(32,200) in 2000 compared to $(200) in 1999 and approximately $46,200 in 1998. The principal use of the 2000 cash flow from investing activities was the addition of oil and gas properties.

Cash flows used in financing activities were approximately $105,100 in 2000 compared to $109,400 in 1999 compared to $88,800 in 1998. The only use in financing activities was the distributions to partners.

As of December 31, 2000, the Partnership had approximately $76,900 in working capital. The Managing General Partner believes the revenues generated from operations are adequate to meet the operating needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Report                                             20

Balance Sheets                                                          21

Statements of Operations                                                22

Statement of Changes in Partners Equity                                 23

Statements of Cash Flows                                                24

Notes to Financial Statements                                           26

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund XI-A, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund XI-A, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund XI-A, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000          1999
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $        21,569       10,337
 Receivable from Managing General Partner             55,379       25,237

---------                                    ---------
                                                 Total    current    assets
76,948                                       35,574

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,049,868    1,017,632
  Less accumulated depreciation,
                                               depletion  and  amortization
766,555                                      751,555

---------                                    ---------
                                              Net  oil  and gas  properties
283,313                                      266,077

---------                                    ---------
                                                                          $
360,261                                      301,651

=========                                    =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $         (735)      (8,096)
 Limited partners                                    360,996      309,747

---------                                    ---------
                                                Total    partners'   equity
360,261                                      301,651

---------                                    ---------
                                                                          $
360,261                                      301,651

=========                                    =========


















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1999
                                                 ----      ----      ----
  Revenues

Oil and gas revenues                      $    304,011   211,240  219,347
Interest income from operations                  1,243     1,035      892
                                                                    -------
-------                                   -------
                                                                    305,254
212,275                                   220,239
                                                                    -------
-------                                   -------
  Expenses

Production                                     110,486   110,152  144,510
General and administrative                      16,028    19,160   28,210
Depreciation, depletion and amortization        15,000    31,000  124,044
Provision for impairment of oil and gas
 properties                                          -         -  189,555
                                                                    -------
-------                                   -------
                                                                    141,514
160,312                                   486,319
                                                                    -------
-------                                   -------
Net income (loss)                         $    163,740    51,963(266,080)
                                                                    =======
=======                                   =======
Net income (loss) allocated to:

 Managing General Partner                 $     16,087     7,466    4,277
                                                                    =======
=======                                   =======
 General Partner                          $      1,787       830      475
                                                                    =======
=======                                   =======
 Limited partners                         $    145,866    43,667(270,832)
                                                                    =======
=======                                   =======
  Per limited partner unit                $      51.71     15.48   (96.01)
                                                                    =======
=======                                   =======
























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                               General  Limited
                                               Partners Partners   Total
                                               -------- --------   -----

Balance at December 31, 1997              $    (5,344)   719,303  713,959

 Net income (loss)                               4,752 (270,832)(266,080)

 Distributions                                 (7,300)  (81,484) (88,784)
                                                                    -------
---------                                 ---------
Balance at December 31, 1998                   (7,892)   366,987  359,095

 Net income                                      8,296    43,667   51,963

 Distributions                                 (8,500) (100,907)(109,407)
                                                                    -------
---------                                 ---------
Balance at December 31, 1999                   (8,096)   309,747  301,651

 Net income                                     17,874   145,866  163,740

 Distributions                                (10,513)  (94,617)(105,130)
                                                                    -------
---------                                 ---------
Balance at December 31, 2000              $      (735)   360,996  360,261
                                                                    =======
=========                                 =========































                  The accompanying notes are an integral
                    part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----

Cash flows from operating activities:

 Oil and gas revenue                      $    279,864   191,110  262,427
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(132,509)                                 (107,041)(190,235)
 Interest received                               1,243     1,035      892
                                                                   --------
--------                                  ----------
   Net  cash provided by operating activities              148,598   85,104
73,084
                                                                   --------
--------                                  ----------
Cash flows from investing activities:

 Sale of oil and gas properties                      -         -   53,679
 Additions to oil and gas properties          (32,236)     (234)  (7,435)
                                                                   --------
--------                                  ----------
  Net cash (used in) provided by investing
                                           activities    (32,236)     (234)
46,244
                                                                   --------
--------                                  ----------
Cash flows used in financing activities:

 Partner distributions                       (105,130) (109,407) (88,822)
                                                                   --------
--------                                  ----------
Net increase (decrease) in cash and cash
 equivalents                                    11,232  (24,537)   30,506

 Beginning of period                            10,337    34,874    4,368
                                                                   --------
--------                                  ----------
 End of period                            $     21,569    10,337   34,874
                                                                   ========
========                                  ==========


(continued)





















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                  2000     1999      1998
                                                  ----     ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    163,740    51,963(266,080)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                15,000    31,000
124,044
  Provision for impairment of oil and gas
                                           properties           -         -
189,555
  (Increase) decrease in receivables          (24,147)  (20,130)   43,080
  (Decrease) increase  in payables             (5,995)    22,271 (17,515)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    148,598    85,104   73,084
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000 and 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. As of December 31, 1998, the net capitalized cost exceeded the estimated present value of oil and gas reserves, thus an adjustment of $189,555 was made to the financial statement.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998 there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $23,203, less than and $12,508, more than that shown on the accompanying Balance Sheet in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998 there were 2,821 limited partner units outstanding held by 121, 120 and 121 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $24,800, $26,600 and $29,400 for the years ended December 31, 2000, 1999 and 1998. In addition, the Managing
     General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500, $2,800 and $40 for the years ended December 31, 2000, 1999 and 1998 and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions - continued
     Southwest Royalties, Inc., the Managing General Partner, was paid $12,000, $14,000 and $11,787 for the years ended December 31, 2000,
     1999 and 1998, as an administrative fee, for indirect general and administrative overhead expenses.

     Amounts due from Southwest Royalties, Inc. totaled $55,400 and $25,200 as of December 31, 2000 and 1999, respectively, all of which is from oil and gas production distributed to the Partnership subsequent to the end of the year.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 2000, 1999 and 1998.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Four purchasers accounted for 76% of the Partnership's total oil and gas production during 2000: Sid Richardson Gasoline Co. for 21%, Phillips 66 for 33%, Navajo Refining Company Inc. for 11 and Southwestern Energy Production Co. for 11%. Four purchasers accounted for 75% of the Partnership's total oil and gas production during 1999: Phillips 66 Company for 30%, Southwestern Energy Production Co. for 19%, Sid Richardson Gasoline Co. for 16% and Navajo Refining Co., Inc. for 10%. Four purchasers accounted for 54% of the Partnership's total oil and gas production during 1998: Southwestern Energy Production Co. for
     20%,  Nustar  Joint  Venture  for 13%,  American  Processing  11%  and
     Phillips 66 Company for 10%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)  Gas (mcf)
                                                    ----------  ---------
     Proved developed and undeveloped
      reserves -

     January 1, 1998                                  64,000     516,000

       Revisions of previous estimates              (23,000)      15,000
       Production                                    (8,000)    (71,000)
       Sale of minerals in place                    (11,000)   (104,000)
                                                     -------   ---------
     December 31, 1998                                22,000     356,000

       Revisions of previous estimates                28,000      85,000
       Production                                    (5,000)    (55,000)
                                                     -------   ---------
     December 31, 1999                                45,000     386,000

       Revisions of previous estimates               (1,000)     141,000
       Production                                    (4,000)    (46,000)
                                                     -------   ---------
     December 31, 2000                                40,000     481,000
                                                     =======   =========

     Proved developed reserves -

     December 31, 1998                                22,000     353,000
                                                     =======   =========
     December 31, 1999                                45,000     383,000
                                                     =======   =========
     December 31, 2000                                40,000     478,000
                                                     =======   =========

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $25.03 per barrel in the preparation of the reserve report as of January 1, 2001.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.76 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                              2000       1999        1998
                                              ----       ----        ----

     Future cash inflows                $  5,706,000  1,800,000    763,000
     Production and development costs      2,049,000    797,000    347,000
                                           ---------  ---------  ---------
     Future net cash flows                 3,657,000  1,003,000    416,000
     10% annual discount for estimated
       timing of cash flows                1,700,000    393,000    119,000
                                           ---------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $  1,957,000    610,000    297,000
                                           =========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000       1999        1998
                                              ----       ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (193,000)  (101,000)   (75,000)
      Changes in prices and productions costs          1,172,000    189,000
(235,000)
     Changes of production rates
       (timing) and others                  (59,000)   (40,000)    (8,000)
     Revisions of previous
       quantities estimates                  366,000    235,000   (81,000)
     Accretion of discount                    61,000     30,000     72,000
     Sales of minerals in place                    -          -   (95,000)
     Discounted future net
       cash flows -
      Beginning of year                      610,000    297,000    719,000
                                           ---------  ---------  ---------
      End of year                       $  1,957,000    610,000    297,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $   61,580     74,902    80,490      88,282
     Total expenses               29,828     57,956    20,315      33,415
     Net income                   31,752     16,946    60,175      54,867
     Net income per limited
      partners unit                 9.88       5.34     18.99       17.50

  1999:
     Total revenues           $   34,206     50,507    64,002      63,560
     Total expenses               42,792     40,208    37,387      39,925
     Net income (loss)           (8,586)     10,299    26,615      23,635
     Net income (loss) per limited
      partners unit               (3.06)       3.00      8.31        7.22



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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $12,000, $14,000 and $11,787 during 2000, 1999 and 1998 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner, to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through prior purchases, the Managing General Partner also owns 30 limited partner units, or 1.1% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 10.0%.

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

                                                   Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      1.1%
                      Interest                     Managing General Partner
30 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    1.1%
                      Interest                      Chairman of the  Board,
30 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    1.1%
                     Interest                     Secretary and Director of
30 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    1.1%
                     Interest                     Vice President and CFO of
30 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    1.1%
                     Interest                     Vice President, Marketing
30 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns    1.1%
                      Interest                      Director  of  Southwest
30 Units
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $12,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $24,800 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500 for the year ended December 31, 2000.

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

          (b)        Reports on Form 8-K

                  There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001