Form 10-Q
period 2001-03-31
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2001-05-09
CIK 887438

Page 13 of 13
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     23,984         21,569
 Receivable from Managing General Partner           52,160         55,379
                                                 ---------      ---------
    Total current assets                            76,144         76,948
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,050,303      1,049,868
  Less accumulated depreciation,
   depletion and amortization                      775,555        766,555
                                                 ---------      ---------
    Net oil and gas properties                     274,748        283,313
                                                 ---------      ---------
                                              $    350,892        360,261
                                                 =========      =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $      (772)          (735)
 Limited partners                                  351,664        360,996
                                                 ---------      ---------
    Total partners' equity                         350,892        360,261
                                                 ---------      ---------
                                              $    350,892        360,261
                                                 =========      =========

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
  Revenues

Oil and gas                                         $    96,856     61,385
Interest                                                    350        195
                                                        -------    -------
                                                         97,206     61,580
                                                        -------    -------
  Expenses

Production                                               33,472     18,432
General and administrative                                4,103      4,396
Depreciation, depletion and amortization                  9,000      7,000
                                                        -------    -------
                                                         46,575     29,828
                                                        -------    -------
Net income                                          $    50,631     31,752
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     5,367      3,487
                                                        =======    =======
 General partner                                    $       596        388
                                                        =======    =======
 Limited partners                                   $    44,668     27,877
                                                        =======    =======
  Per limited partner unit                          $     15.83      9.88
                                                        =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from oil and gas sales               $    97,603     60,017
 Cash paid to suppliers                                (35,103)   (28,401)
 Interest received                                          350        195
                                                        -------    -------
  Net cash provided by operating activities              62,850     31,811
                                                        -------    -------
Cash flows used in investing activities:

 Additions to oil and gas properties                      (435)      (179)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (60,000)   (20,000)
                                                        -------    -------
Net increase in cash and cash equivalents                 2,415     11,632

 Beginning of period                                     21,569     10,337
                                                        -------    -------
 End of period                                      $    23,984     21,969
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund XI-A, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $    50,631     31,752

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization                9,000      7,000
  Decrease (increase) in receivables                        747    (1,368)
  Increase (decrease) in payables                         2,472    (5,573)
                                                        -------    -------
Net cash provided by operating activities           $    62,850     31,811
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000.

                                               Three Months
                                                  Ended          Percentage
                                                March 31,         Increase
                                              2001      2000     (Decrease)
                                              ----      ----     ----------
Average price per barrel of oil           $   24.94     25.21     (1%)
Average price per mcf of gas              $    6.64      2.76     141%
Oil production in barrels                       930     1,000     (7%)
Gas production in mcf                        11,100    13,100    (15%)
Gross oil and gas revenue                 $  96,856    61,385      58%
Net oil and gas revenue                   $  63,384    42,953      48%
Partnership distributions                 $  60,000    20,000     200%
Limited partner distributions             $  54,000    18,000     200%
Per unit distribution to limited
 partners                                 $   19.14      6.38     200%
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $96,856 from $61,385 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 58%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 1%, or $.27 per barrel, resulting in a decrease of approximately $300 in revenues. Oil sales represented 24% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 41% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 141%, or $3.88 per mcf, resulting in an increase of approximately $43,100 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $42,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 70 barrels or 7% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $1,800 in revenues.

    Gas production decreased approximately 2,000 mcf or 15% during the same period, resulting in a decrease of approximately $5,500 in income from net profits interests.

    The total decrease in revenues due to the change in production is approximately $7,300.

Costs and Expenses

Total costs and expenses increased to $46,575 from $29,828 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 56%. The increase is the result of higher lease operating costs, depletion expense, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 82% higher, or approximately $15,000 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The increase in lease operating expense is due to pulling expenses and maintenance on one non-operated lease being performed in 2001 and the increase in production taxes in relation to the increase in oil and gas sales in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $300 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense increased to $9,000 for the quarter ended March 31, 2001 from $7,000 for the same period in 2000. This represents an increase of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase of depletion expense between the comparative periods were the increase in oil and gas revenue.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $62,900 in the quarter ended March 31, 2001 as compared to approximately $31,800 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $400 in the quarter ended in March 31, 2001 as compared to approximately $200 in the quarter ended March 31, 2000.

Cash flows used in financing activities were $60,000 in the quarter ended March 31, 2001 as compared to $20,000 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $60,000 of which $54,000 was distributed to the limited partners and $6,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $19.14. Total distributions during the quarter ended March 31, 2000 were $20,000 of which $18,000 was distributed to the limited partners and $2,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $6.38.

The  sources  for  the  2001  distributions of $60,000  were  oil  and  gas operations of approximately $62,900, resulting in excess cash for contingencies or subsequent distributions to partners. The sources for the 2000 distributions of $20,000 were oil and gas operations of approximately $31,800, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $1,152,325 have been made to the partners. As of March 31, 2001, $1,050,262 or $372.30 per limited partner unit has been distributed to the limited partners, representing a 74% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $76,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001