Form 10-Q
period 2001-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2001-08-02
CIK 887438

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)

  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     18,598         21,569
 Receivable from Managing General Partner           33,313         55,379
                                                 ---------      ---------
    Total current assets                            51,911         76,948
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,050,663      1,049,868
  Less accumulated depreciation,
   depletion and amortization                      789,555        766,555
                                                 ---------      ---------
    Net oil and gas properties                     261,108        283,313
                                                 ---------      ---------
                                              $    313,019        360,261
                                                 =========      =========

  Liabilities and Partners' Equity
  --------------------------------
Partners' equity:
 General partners                             $    (3,159)          (735)
 Limited partners                                  316,178        360,996
                                                 ---------      ---------
    Total partners' equity                         313,019        360,261
                                                 ---------      ---------
                                              $    313,019        360,261
                                                 =========      =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    58,870     74,641    155,726    136,028
Interest                              333        261        683        455
                                  -------    -------    -------    -------
                                   59,203     74,902    156,409    136,483
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         39,922     51,558     73,394     69,990
General and administrative          4,654      4,398      8,757      8,795
Depreciation, depletion and
 amortization                      14,000      2,000     23,000      9,000
                                  -------    -------    -------    -------
                                   58,576     57,956    105,151     87,785
                                  -------    -------    -------    -------
Net income                    $       627     16,946     51,258     48,698
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     1,316      1,705      6,683      5,193
                                  =======    =======    =======    =======
 General Partner              $       147        190        743        577
                                  =======    =======    =======    =======
 Limited partners             $     (836)     15,051     43,832     42,928
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.30)      5.34       15.54      15.22
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from oil and gas sales               $   175,551    126,316
 Cash paid to suppliers                                (79,910)   (79,954)
 Interest received                                          683        455
                                                       --------   --------
  Net cash provided by operating activities              96,324     46,817
                                                       --------   --------
Cash flows used in investing activities:

 Additions of oil and gas properties                      (795)      (558)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (98,500)   (30,000)
                                                       --------   --------

Net (decrease) increase in cash
          (2,971)          16,259

 Beginning of period                                     21,569     10,337
                                                       --------   --------
 End of period                                      $    18,598     26,596
                                                       ========   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    51,258     48,698

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               23,000      9,000
  Decrease (increase) in receivables                     19,825    (9,712)
  Increase (decrease) in payables                         2,241    (1,169)
              -------                         -------
Net cash provided by operating activities           $    96,324     46,817
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based  on  current  conditions,  management  anticipates  performing   some
workovers during 2001. The Partnership will most likely continue to experience a historical decline of 10% per year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized cost did not exceed estimated present value of reserves as of June 30, 2001.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.31     26.06     (7%)
Average price per mcf of gas             $     4.26      3.98       7%
Oil production in barrels                     1,000     1,200    (17%)
Gas production in mcf                        10,000    10,900     (8%)
Gross oil and gas revenue                $   58,870    74,641    (21%)
Net oil and gas revenue                  $   18,948    23,083    (18%)
Partnership distributions                $   38,500    10,000     285%
Limited partner distributions            $   34,650     9,000     285%
Per unit distribution to limited
 partners                                $    12.28      3.19     285%
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $58,870 from $74,641 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 21%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 7%, or $1.75 per barrel, resulting in a decrease of approximately $1,800 in revenues. Oil sales represented 36% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 42% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.28 per mcf, resulting in an increase of approximately $2,800 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $1,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 17% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $5,200 in revenues.

    Gas production decreased approximately 900 mcf or 8% during the same period, resulting in a decrease of approximately $3,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $8,800. The decrease in oil production is due primarily to steep natural decline of several small wells.

Costs and Expenses

Total costs and expenses increased to $58,576 from $57,956 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 1%. The increase is the result of higher general and administrative expense and depletion expense, partially offset by a decrease in lease operating costs.

1. Lease operating costs and production taxes were 23% lower, or approximately $11,600 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The decline in lease operating cost is due to repairs and maintenance performed in 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 6% or approximately $300 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $14,000 for the quarter ended June 30, 2001 from $2,000 for the same period in 2000. This represents an increase of 600%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    25.25     25.67      (2%)
Average price per mcf of gas             $     5.24      3.31       58%
Oil production in barrels                     2,000     2,200      (9%)
Gas production in mcf                        20,100    24,000     (16%)
Gross oil and gas revenue                $  155,726   136,028       14%
Net oil and gas revenue                  $   82,332    66,038       25%
Partnership distributions                $   98,500    30,000      228%
Limited partner distributions            $   88,650    27,000      228%
Per unit distribution to limited
 partners                                $    31.43      9.57      228%
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues increased to $155,726 from $136,028 for the six months ended June 30, 2001 and 2000, respectively, an increase of 14%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 2%, or $.42 per barrel, resulting in a decrease of approximately $800 in revenues. Oil sales represented 32% of total oil and gas sales during the six months ended June 30, 2001 as compared to 42% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 58%, or $1.93 per mcf, resulting in an increase of approximately $38,800 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $38,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 9% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $5,100 in revenues.

    Gas production decreased approximately 3,900 mcf or 16% during the same period, resulting in a decrease of approximately $12,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $18,000.

Costs and Expenses

Total costs and expenses increased to $105,151 from $87,785 for the six months ended June 30, 2001 and 2000, respectively, an increase of 20%. The increase is the result of higher lease operating costs and depletion expense, partially offset by a decrease in general and administrative expense.

1.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $3,400 more during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $40 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $23,000 for the six months ended June 30, 2001 from $9,000 for the same period in 2000. This represents an increase of 156%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $96,300 in the six months ended June 30, 2001 as compared to approximately $46,800 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $800 in the six months ended June 30, 2001 as compared to approximately $600 in the six months ended June 30, 2000. The principle use of the 2001 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $98,500 in the six months ended June 30, 2001 as compared to approximately $30,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $98,500 of which $88,650 was distributed to the limited partners and $9,850 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $31.43. Total distributions during the six months ended June 30, 2000 were $30,000 of which $27,000 was distributed to the limited partners and $3,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $9.57.

The source for the 2001 distributions of $98,500 was oil and gas operations of approximately $96,300, and the change in oil and gas properties of approximately $(800), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $30,000 were oil and gas operations of approximately $46,800 and the change in oil and gas properties of approximately $(600), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,190,825 have been made to the partners. As of June 30, 2001, $1,084,912 or $384.58 per limited partner unit has been distributed to the limited partners, representing a 77% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $51,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

         (a)  Reports on Form 8-K:

       No reports on Form 8-
               K were filed during the quarter ended June 30, 2001.

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

Date: August 15, 2001