Form 10-Q
period 2001-09-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2001-11-13
CIK 887438

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

               Southwest Oil and Gas Income Fund XI-A, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     11,985         21,569
 Receivable from Managing General Partner           17,032         55,379
                                                 ---------      ---------
    Total current assets                            29,017         76,948
                                                 ---------      ---------
Oil and gas properties - using the
 full-cost method of accounting                  1,051,211      1,049,868
  Less accumulated depreciation,
   depletion and amortization                      808,555        766,555
                                                 ---------      ---------
    Net oil and gas properties                     242,656        283,313
                                                 ---------      ---------
                                              $    271,673        360,261
                                                 =========      =========

Liabilities and Partners' Equity
--------------------------------
Partners' equity:
 General partners                             $    (5,394)          (735)
 Limited partners                                  277,067        360,996
                                                 ---------      ---------
    Total partners' equity                         271,673        360,261
                                                 ---------      ---------
                                              $    271,673        360,261
                                                 =========      =========

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                  2001      2000         2001      2000
                                  ----      ----         ----      ----
Revenues
--------
Oil and gas                  $    42,641    80,199     198,366   216,226
Interest                             214       291         897       746
                                 -------   -------     -------   -------
                                  42,855    80,490     199,263   216,972
                                 -------   -------     -------   -------
Expenses
--------
Production                        26,193    10,106      99,587    80,096
General and administrative         4,007     4,209      12,764    13,003
Depreciation, depletion and
 amortization                     19,000     6,000      42,000    15,000
                                 -------   -------     -------   -------
                                  49,200    20,315     154,351   108,099
                                 -------   -------     -------   -------
Net income (loss)            $   (6,345)    60,175      44,912   108,873
                                 =======   =======     =======   =======

Net income (loss) allocated to:

 Managing General Partner    $     1,139     5,956       7,822    11,148
                                 =======   =======     =======   =======
 General Partner             $       127       662         869     1,239
                                 =======   =======     =======   =======
 Limited Partners            $   (7,611)    53,557      36,221    96,486
                                 =======   =======     =======   =======
  Per limited partner unit   $    (2.70)     18.99       12.84     34.20
                                 =======   =======     =======   =======

               Southwest Oil and Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  232,834    194,354
 Cash paid to suppliers                             (108,472)   (95,228)
 Interest received                                        897        746
                                                      -------    -------
  Net cash provided by operating activities           125,259     99,872
                                                      -------    -------
Cash flows used in investing activities

 Additions of oil and gas properties                  (1,343)   (18,586)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (133,500)   (65,000)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents             (9,584)
16,286

 Beginning of period                                   21,569     10,337
                                                      -------    -------
 End of period                                     $   11,985     26,623
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $   44,912    108,873

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization              42,000     15,000
 Decrease (increase) in receivables                    34,468   (21,872)
 Increase (decrease) in payables                        3,879    (2,129)
                                                      -------    -------
Net cash provided by operating activities          $  125,259     99,872
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. For the nine months ended September 30, 2001, the net capitalized costs did not exceed the estimated present value.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.05     30.29   (24%)
Average price per mcf of gas               $    2.50      4.53   (45%)
Oil production in barrels                      1,000     1,030    (3%)
Gas production in mcf                          9,400    11,300   (17%)
Gross oil and gas revenue                  $  42,641    80,199   (47%)
Net oil and gas revenue                    $  16,448    70,093   (77%)
Partnership distributions                  $  35,000    35,000       -
Limited partner distributions              $  31,500    31,500       -
Per unit distribution to limited partners  $   11.17     11.17       -
Number of limited partner units                2,821     2,821


Revenues

The Partnership's oil and gas revenues decreased to $42,641 from $80,199 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 47%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 24%, or $7.24 per barrel, resulting in a decrease of approximately $7,200 in revenues. Oil sales represented 50% of total oil and gas sales during the quarter ended
    September 30, 2001 as compared to 38% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 45%, or $2.03 per mcf, resulting in a decrease of approximately $19,100 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $26,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2.     Oil production
   decreased approximately 30 barrels or 3% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $900 in revenues.

    Gas production decreased approximately 1,900 mcf or 17% during the same period, resulting in a decrease of approximately $8,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $9,500. The decrease in production is due primarily to sharp natural decline on one gas lease.

Costs and Expenses

Total costs and expenses increased to $49,200 from $20,315 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 142%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 159% higher, or approximately $16,100 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The increase in lease operating expense is due to corrosive inhibitors and maintenance and repairs on three leases being performed in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $200 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $19,000 for the quarter ended September 30, 2001 from $6,000 for the same period in 2000. This represents an increase of 217%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.96     28.01    (14%)
Average price per mcf of gas               $    4.31      3.61      19%
Oil production in barrels                      3,100     3,260     (5%)
Gas production in mcf                         28,800    34,600    (17%)
Gross oil and gas revenue                  $ 198,366   216,226     (8%)
Net oil and gas revenue                    $  98,779   136,130    (27%)
Partnership distributions                  $ 133,500    65,000     105%
Limited partner distributions              $ 120,150    58,500     105%
Per unit distribution to limited partners  $   42.59     20.74     105%
Number of limited partner units                2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $198,366 from $216,226 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 8%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 14%, or $4.05 per barrel, resulting in a decrease of approximately $12,600 in revenues. Oil sales represented 37% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 42% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 19%, or $.70 per mcf, resulting in an increase of approximately $20,200 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $7,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 160 barrels or 5% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $4,500 in revenues.

    Gas production decreased approximately 5,800 mcf or 17% during the same period, resulting in a decrease of approximately $20,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $25,400. The decrease in production is due primarily to sharp natural decline on one gas lease.

Costs and Expenses

Total costs and expenses increased to $154,351 from $108,099 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 43%. The increase is the result of higher depletion expense and lease operating costs, partially offset by a decrease in general and administrative expense.

1. Lease operating costs and production taxes were 24% higher, or approximately $19,500 more during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase in lease operating expense is due to pulling expense and maintenance on two leases being performed in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $200 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $42,000 for the nine months ended September 30, 2001 from $15,000 for the same period in 2000. This represents an increase of 180%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $125,300 in the nine months ended September 30, 2001 as compared to approximately $99,900 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash  flows used in investing activities were approximately $1,300  in  the nine months ended September 30, 2001 as compared to approximately $18,600 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $133,500 in the nine months ended September 30, 2001 as compared to approximately $65,000 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $133,500 of which $120,150 was distributed to the limited partners and $13,350 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $42.59. Total distributions during the nine months ended September 30, 2000 were $65,000 of which $58,500 was distributed to the limited partners and $6,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $20.74.

The source for the 2001 distributions of $133,500 was oil and gas operations of approximately $125,300, partially offset by a change in oil and gas properties of approximately $(1,300), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $65,000 were oil and gas operations of approximately $99,900, partially offset by the change in oil and gas properties of approximately $(18,600), resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,225,825 have been made to the partners. As of September 30, 2001, $1,116,412 or $395.75 per limited partner unit has been distributed to the limited partners, representing a 79% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $29,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001