Form 10-Q
period 2002-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2002-08-14
CIK 887438

16 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund XI-A, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        11,441       13,139
 Receivable from Managing General Partner             18,942            -

---------                                    ---------
                                                 Total    current    assets
30,383                                       13,139

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         1,053,467    1,054,189
  Less accumulated depreciation,
                                               depletion  and  amortization
828,555                                      817,555

---------                                    ---------
                                              Net  oil  and gas  properties
224,912                                      236,634

---------                                    ---------
                                                                          $
255,295                                      249,773

=========                                    =========

  Liabilities and Partners' Equity
  --------------------------------

Current liabilities:
 Payable to Managing General Partner         $             -        2,719
 Distribution payable                                     46           46

---------                                    ---------
                                               Total   current  liabilities
46                                           2,765

---------                                    ---------

Partners' equity:
 General partners                                    (5,160)      (6,960)
 Limited partners                                    260,409      253,968

---------                                    ---------
                                                Total    partners'   equity
255,249                                      247,008

---------                                    ---------
                                                                          $
255,295                                      249,773

=========                                    =========

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $    47,262     58,870     80,296    155,726
Interest                               27        333         51        683
Miscellaneous settlement            1,236          -      1,236          -
                                  -------    -------    -------    -------
                                   48,525     59,203     81,583    156,409
                                  -------    -------    -------    -------

  Expenses
  --------
Production                         24,614     39,922     38,853     73,394
General and administrative          4,293      4,654      8,489      8,757
Depreciation, depletion and
 amortization                       7,000     14,000     11,000     23,000
                                  -------    -------    -------    -------
                                   35,907     58,576     58,342    105,151
                                  -------    -------    -------    -------
Net income                    $    12,618        627     23,241     51,258
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     1,766      1,316      2,970      6,683
                                  =======    =======    =======    =======
 General Partner              $       196        147        330        743
                                  =======    =======    =======    =======
 Limited partners             $    10,656      (836)     19,941     43,832
                                  =======    =======    =======    =======
   Per  limited  partner unit    $        3.78           (.30)         7.07
15.54
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund XI-A, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash received from oil and gas sales               $    73,890    175,551
 Cash paid to suppliers                                (62,597)   (79,910)
 Interest received                                           51        683
 Miscellaneous settlement                                 1,236          -
                                                       --------   --------
  Net cash provided by operating activities              12,580     96,324
                                                       --------   --------
Cash flows from investing activities:

 Additions to oil and gas properties                          -      (795)
 Sale of oil and gas properties                             722          -
                                                       --------   --------
  Net cash provided by
             722         (795)
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (15,000)   (98,500)
                                                       --------   --------

Net decrease in cash and cash equivalents               (1,698)    (2,971)

 Beginning of period                                     13,139     21,569
                                                       --------   --------
 End of period                                      $    11,441     18,598
                                                       ========   ========
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    23,241     51,258

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               11,000     23,000
  (Increase) decrease in receivables                    (6,406)     19,825
  (Decrease) increase in payables                      (15,255)      2,241
      -------                                    -------
Net cash provided by operating activities           $    12,580     96,324
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. The Partnership's capitalized cost did not exceed estimated present value of reserves as of June 30, 2002.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    24.12     24.31     (1%)
Average price per mcf of gas             $     2.86      4.26    (33%)
Oil production in barrels                     1,000     1,000       0%
Gas production in mcf                         8,100    10,000    (19%)
Gross oil and gas revenue                $   47,262    58,870    (20%)
Net oil and gas revenue                  $   22,648    18,948      20%
Partnership distributions                $    9,000    38,500    (77%)
Limited partner distributions            $    8,100    34,650    (77%)
Per unit distribution to limited
 partners                                $     2.87     12.28    (77%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $47,262 from $58,870 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 20%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 1%, or $.19 per barrel, resulting in a decrease of approximately $200 in revenues. Oil sales represented 51% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 36% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 33%, or $1.40 per mcf, resulting in a decrease of approximately $11,300 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $11,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained the same during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

    Gas production decreased approximately 1,900 mcf or 19% during the same period, resulting in a decrease of approximately $8,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $8,100. The decrease in gas production is due to several small wells having a sharp natural decline.

Costs and Expenses

Total costs and expenses decreased to $35,907 from $58,576 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 39%. The decrease is the result of lower general and administrative expense, depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 38% lower, or approximately $15,300 less during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease in lease operating expense is due to maintenance and repairs being performed in 2001, and the decrease in production taxes in relation to the decrease in gross revenues received in 2002.


2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $400 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense decreased to $7,000 for the quarter ended June 30, 2002 from $14,000 for the same period in 2001. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    21.86     25.25     (13%)
Average price per mcf of gas             $     2.35      5.24     (55%)
Oil production in barrels                     1,900     2,000      (5%)
Gas production in mcf                        16,500    20,100     (18%)
Gross oil and gas revenue                $   80,296   155,726     (48%)
Net oil and gas revenue                  $   41,443    82,332     (50%)
Partnership distributions                $   15,000    98,500     (85%)
Limited partner distributions            $   13,500    88,650     (85%)
Per unit distribution to limited
 partners                                $     4.79     31.43     (85%)
Number of limited partner units               2,821     2,821

Revenues

The Partnership's oil and gas revenues decreased to $80,296 from $155,726 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 48%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 13%, or $3.39 per barrel, resulting in a decrease of approximately $6,400 in revenues. Oil sales represented 52% of total oil and gas sales during the six months ended June 30, 2002 as compared to 32% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 55%, or $2.89 per mcf, resulting in a decrease of approximately $47,700 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $54,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 5% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $2,500 in revenues.

    Gas production decreased approximately 3,600 mcf or 18% during the same period, resulting in a decrease of approximately $18,900 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is
    approximately  $21,400.   The decrease in  gas  production  is  due  to
    several small wells having a sharp natural decline.

Costs and Expenses

Total costs and expenses decreased to $58,342 from $105,151 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 45%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 47% lower, or approximately $34,500 less during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in lease operating expense is due to maintenance and repairs being performed in 2001, and the decrease in production taxes in relation to the decrease in gross revenues received in 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $300 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $11,000 for the six months ended June 30, 2002 from $23,000 for the same period in 2001. This represents a decrease of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $12,600 in the six months ended June 30, 2002 as compared to approximately $96,300 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash  flows  provided by (used in) investing activities were  approximately
$700 in the six months ended June 30, 2002 as compared to approximately $(800) in the six months ended June 30, 2001. The primary source of the 2002 cash flow from investing activities was the sale of material and equipment.

Cash flows used in financing activities were approximately $15,000 in the six months ended June 30, 2002 as compared to approximately $98,500 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2002 were $15,000 of which $13,500 was distributed to the limited partners and $1,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $4.79. Total distributions during the six months ended June 30, 2001 were $98,500 of which $88,650 was distributed to the limited partners and $9,850 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $31.43.

The sources for the 2002 distributions of $15,000 were oil and gas operations of approximately $12,600 and the change in oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period. The source for the 2001 distributions of $98,500 was oil and gas operations of approximately $96,300, and the change in oil and gas properties of approximately $(800), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,249,870 have been made to the partners. As of June 30, 2002, $1,138,053 or $403.42 per limited partner unit has been distributed to the limited partners, representing a 81% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $30,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002