Form 10-Q
period 2003-06-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2003-11-13
CIK 887438

25 of 25
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                            Yes      No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No   X


        The total number of pages contained in this report is 25.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Introductory Note - Statement of Financial Accounting Standard No. 143
The  Partnership implemented SFAS No. 143 effective January  1,  2003  (See
Note 3) to the Partnership's financial statements.

Introductory Note - Depletion Method
During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Notes 4 and 5 to the Partnership's financial statements.

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 5 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  30,953    17,179
  Receivable  from  Managing     18,238    24,291
General Partner
                                 --------  --------
                                 -----     -----
   Total current assets          49,191    41,470
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,087,18  1,053,59
                                 8         6
       Less      accumulated
depreciation,
         depletion       and     824,236   838,555
amortization
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     262,952   215,041
properties
                                 --------  --------
                                 -----     -----
                              $  312,143   256,511
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
 Distribution payable         $  -         46
                                 --------  --------
                                 -----     -----
Other long term liabilities      66,183    -
                                 --------  --------
                                 -----     -----

Partners' equity:
 General partners                (4,088)   (4,038)
 Limited partners                250,048   260,503
                                 --------  --------
                                 -----     -----
   Total partners' equity        245,960   256,465
                                 --------  --------
                                 -----     -----
                              $  312,143   256,511
                                 =======   =======

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Revenues
--------
Oil and gas                     $  54,098    47,262    116,490   80,296
Interest                           45        27        72        51
Miscellaneous settlement           -         1,236     6         1,236
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   54,143    48,525    116,568   81,583
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
--------
Production                         23,923    24,614    50,635    38,853
General and administrative         11,346    4,293     15,666    8,489
Depreciation,  depletion   and     5,000     6,000     10,000    12,000
amortization
Accretion  of asset retirement     1,273     -         2,547     -
obligation
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   41,542    34,907    78,848    59,342
                                   --------  --------  --------  --------
                                   --        --        --        --
Net  income  before cumulative     12,601    13,618    37,720    22,241
effects

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         (5,725)   -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         -         1,000
- See Note4
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  12,601    13,618    31,995    23,241
                                   ======    ======    ======    ======
Net income allocated to:
 Managing General Partner       $  1,584     1,766     3,780     3,082
                                   ======    ======    ======    ======
 General Partner                $  176       196       420       342
                                   ======    ======    ======    ======
 Limited partners               $  10,841    11,656    27,795    19,817
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $     3.84
before cumulative effect                     4.13      11.68     6.67
    Cumulative   effects   per     -         -          (1.83)        .35
limited partner unit
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $     3.84
                                             4.13      9.85      7.02
                                   ======    ======    ======    ======
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
  Net income before cumulative  $  -         12,445    -         19,897
effect
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $  -                   -
(2,821.0)                                    3.76                5.92
                                   ======    ======    ======    ======
 Net income                     $  -         12,445    -         20,897
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $  -                   -
(2,821.0)                                    3.76                6.27
                                   ======    ======    ======    ======

                Southwest Oil & Gas Income Fund XI-A, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                                (Restate
                                                   d)
                                       -----     -----
Cash    flows   from    operating
activities:
  Cash received from oil and  gas  $  111,537   73,890
sales
 Cash paid to suppliers               (55,295)  (62,597)
 Interest received                    72        51
 Miscellaneous settlement             6         1,236
                                      --------  --------
                                      ---       ---
   Net cash provided by operating     56,320    12,580
activities
                                      --------  --------
                                      ---       ---
Cash    flows   from    investing
activities:
 Sale of oil and gas properties       -         722
                                      --------  --------
                                      ---       ---
Cash   flows  used  in  financing
activities:
 Distributions to partners            (42,546)  (15,000)
                                      --------  --------
                                      ---       ---
Net  increase (decrease) in  cash     13,774    (1,698)
and cash equivalents

Beginning of period                   17,179    13,139
                                      --------  --------
                                      ---       ---
End of period                      $  30,953    11,441
                                      ======    ======
Reconciliation of net  income  to
net
cash    provided   by   operating
activities:

Net income                         $  31,995    23,241

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

Depreciation,    depletion    and     10,000    12,000
amortization
Accretion   of  asset  retirement     2,547     -
obligation
Cumulative  effect of  change  in
accounting
 principle - SFAS No. 143             5,725     -
Cumulative  effect of  change  in
accounting
  principle - change in depletion     -         (1,000)
method
Increase in receivables               (4,953)   (6,406)
Increase (decrease) in payables       11,006    (15,255)
                                      --------  --------
                                      ---       ---
Net  cash  provided by  operating  $  56,320    12,580
activities
                                      ======    ======
Noncash  investing and  financing
activities
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  57,971    -
                                      ======    ======
      Decrease  in  oil  and  gas
properties - SFAS No. 143          $  60        -
         Sale of property             ======    ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $57,971, a long term liability of approximately $63,696 and a loss of approximately $5,725 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $66,183, and the increase in the balance from January 1, 2003 is due to accretion expense of $2,547, offset slightly by the sale of an oil and gas property by $60. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $1,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and six months ended June 30, 2002 was to increase and decrease income before cumulative effect of a change in accounting principle by $1,000 and $1,000 ($.35 and $.35 per limited partner unit), respectively and increase net income by $1,000 and $0 ($.35 and $.00 per limited partner unit), respectively.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

5.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $1,000 from $216,041 to $215,041 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                           Three Months Ended      Six Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  Amortization             $6,000   7,000         12,000    11,000
  Income before           13,618    12,618        22,241    23,241
  cumulative effect
Cumulative effect of
  change in
  accounting principle    -         -             1,000     -
  Net income              13,618    12,618        23,241    23,241
  Net income allocated
  to:
  Managing General        1,766     1,766         3,082     2,970
  Partner
  General partner         196       196           342       330
  Limited partners        11,656    10,656        19,817    19,941
   Income per limited
  partner
     unit before            4.13         3.78
  cumulative effect                               6.67      7.07
   Cumulative effect
  per limited
     partner unit              -         -                       -
                                                  .35
   Net income per
  limited
     partner unit           4.13         3.78
                                                  7.02      7.07

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   26.38              9%
oil                                        24.12
Average price per mcf of gas  $    4.08              43%
                                           2.86
Oil production in barrels        1,000     1,000     -
Gas production in mcf            6,800     8,100     (16%)
Gross oil and gas revenue     $  54,098    47,262    14%
Net oil and gas revenue       $  30,175    22,648    33%
Partnership distributions     $  25,000    9,000     178%
Limited              partner  $  22,500    8,100     178%
distributions
Per  unit  distribution   to
limited
 partners                     $    7.98              178%
                                           2.87
Number  of  limited  partner     2,821     2,821
units

Revenues

The Partnership's oil and gas revenues increased to $54,098 from $47,262 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 14%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 9%, or $2.26 per barrel, resulting in an increase of approximately $2,300 in revenues. Oil sales represented 49% of total oil and gas sales during the quarter ended June 30, 2003 as compared to 51% during the quarter ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 43%, or $1.22 per mcf, resulting in an increase of approximately $8,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $10,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained the same during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

    Gas production decreased approximately 1,300 mcf or 16% during the same period, resulting in a decrease of approximately $3,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $3,700. The decrease in gas production is due to one lease that experienced downtime during the end of 2002 and is slowly coming back up to normal.

Costs and Expenses

Total costs and expenses increased to $41,542 from $34,907 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 19%. The increase is the result of higher general and administrative expense and accretion, partially offset by a decrease depletion expense and lease operating costs.

1.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $700 less during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 164% or approximately $7,100 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $5,000 for the quarter ended June 30, 2003 from $6,000 for the same period in 2002. This represents a decrease of 17%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to decrease depletion expense for the three months ended June 30, 2002 by $1,000 and increase net income for the three months ended June 30, 2002 by $1,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2003, which was $2.34 applied to 2,133 BOE as compared to $2.55 applied to 2,350 BOE for the same period.

B.   General  Comparison of the Six Month Periods Ended June 30,  2003  and
2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   29.09              33%
oil                                        21.86
Average price per mcf of gas  $    4.67              99%
                                           2.35
Oil production in barrels        1,900     1,900     -
Gas production in mcf            13,100    16,500    (21%)
Gross oil and gas revenue     $  116,490   80,296    45%
Net oil and gas revenue       $  65,855    41,443    59%
Partnership distributions     $  42,500    15,000    183%
Limited              partner  $  38,250    13,500    183%
distributions
Per  unit  distribution   to
limited
 partners                     $   13.56              183%
                                           4.79
Number  of  limited  partner     2,821     2,821
units

Revenues

The Partnership's oil and gas revenues increased to $116,490 from $80,296 for the six months ended June 30, 2003 and 2002, respectively, an increase of 45%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 33%, or $7.23 per barrel, resulting in an increase of approximately $13,700 in revenues. Oil sales represented 47% of total oil and gas sales during the six months ended June 30, 2003 as compared to 52% during the six months ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 99%, or $2.32 per mcf, resulting in an increase of approximately $30,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $44,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained the same during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

    Gas production decreased approximately 3,400 mcf or 21% during the same period, resulting in a decrease of approximately $8,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $8,000. The decrease in gas production is due to one lease that experienced downtime during the end of 2002 and is slowly coming back up to normal.

Costs and Expenses

Total costs and expenses increased to $78,848 from $59,342 for the six months ended June 30, 2003 and 2002, respectively, an increase of 33%. The increase is the result of higher lease operating costs, accretion expense and general and administrative expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 30% higher, or approximately $11,800 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in lease operating expense and production taxes is due to several small leases having repairs and maintenance performed during 2003, and the increase in production taxes due to an increase in gross revenues received during the six months ended June 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 85% or approximately $7,200 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $10,000 for the six months ended June 30, 2003 from $12,000 for the same period in 2002. This represents a decrease of 17%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $1,000 and had no effect on net income for the six months ended June 30, 2002. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2003, which was $2.45 applied to 4,083 BOE as compared to $2.58 applied to 4,650 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $57,971, a long term liability of approximately $63,696 and a loss of approximately $5,725 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $66,183, and the increase in the balance from January 1, 2003 is due to accretion expense of $2,547, offset slightly by the sale of an oil and gas property by $60. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $56,300 in the six months ended June 30, 2003 as compared to approximately $12,600 in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were none in the six months ended June 30, 2003 compared to approximately $700 in the six months ended June 30, 2002.

Cash flows used in financing activities were approximately $42,500 in the six months ended June 30, 2003 as compared to approximately $15,000 in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $42,500 of which $38,250 was distributed to the limited partners and $4,250 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2003 was $13.56. Total distributions during the six months ended June 30, 2002 were $15,000 of which $13,500 was distributed to the limited partners and $1,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2002 was $4.79.

The source for the 2003 distributions of $42,500 was oil and gas operations of approximately $56,300, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions of $15,000 were oil and gas operations of approximately $12,600 and the change in oil and gas properties of approximately $700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,310,418 have been made to the partners. As of June 30, 2003, $1,192,545 or $422.74 per limited partner unit has been distributed to the limited partners, representing an 85% return of the capital contributed.

As of June 30, 2003, the Partnership had approximately $49,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer Pursuant to
18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND XI-A, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       ------------------------------------
---
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer

Date: November 12, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund XI-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date:  November 12, 2003           /s/ H.H. Wommac, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  XI-A,
L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund XI-A, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                          CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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