Form 10-Q
period 2003-09-30
SOUTHWEST OIL & GAS INCOME FUND XI-A LP
filed 2003-11-14
CIK 887438

1 of 26
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


         The total number of pages contained in this report is 26.

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

               Southwest Oil and Gas Income Fund XI-A, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  47,859    17,179
  Receivable  from  Managing     -         24,291
General Partner
                                 --------  --------
                                 -----     -----
   Total current assets          47,859    41,470
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       1,032,99  1,053,59
                                 1         6
       Less      accumulated
depreciation,
         depletion       and     (828,236  838,555
amortization                     )
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     204,755   215,041
properties
                                 --------  --------
                                 -----     -----
                              $  252,614   256,511
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current liability:
 Distribution payable         $  -         46
 Payable to Managing General     641       -
Partner
                                 --------  --------
                                 -----     -----
          Total      current     641       46
liabilities
                                 --------  --------
                                 -----     -----

Other long term liabilities      55,133    -
                                 --------  --------
                                 -----     -----

Partners' equity:
 General partners                (6,545)   (4,038)
 Limited partners                203,385   260,503
                                 --------  --------
                                 -----     -----
   Total partners' equity        196,840   256,465
                                 --------  --------
                                 -----     -----
                              $  252,614   256,511
                                 =======   =======

               Southwest Oil and Gas Income Fund XI-A, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended    Nine Months
                                                          Ended
                                   September 30,      September 30,
                                   2003      2002      2003     2002
                                           (Restate            (Resta
                                              d)                ted)
                                   ----      ----      ----     ----
Revenues
--------
Oil and Gas                   $  28,911    34,463    126,438   104,28
                                                               2
Interest                         85        40        157       91
Miscellaneous settlement         -         -         6         1,236
                                 --------  --------  --------  ------
                                 --        --        --        ----
                                 28,996    34,503    126,601   105,60
                                                               9
                                 --------  --------  --------  ------
                                 --        --        --        ----
Expenses
--------
Production                       21,818    22,595    67,242    55,714
General and administrative       6,182     5,110     21,848    13,600
Depreciation, depletion and      4,000     5,000     14,000    17,000
amortization
Accretion of asset retirement    1,040     -         3,587     -
obligation
                                 --------  --------  --------  ------
                                 --        --        --        ----
                                 33,040    32,705    106,677   86,314
                                 --------  --------  --------  ------
                                 --        --        --        ----
Net income (loss) from           (4,044)   1,798     19,924    19,295
continuing operations

Results from discontinued
operations -
 sale of oil and gas lease -     5,479     4,484     19,231    9,227
See Note 5
                                 --------  --------  --------  ------
                                 --        --        --        ----
Net income before cumulative     1,435     6,282     39,155    28,522
effect

Cumulative effect of change
in accounting
 principle - SFAS No. 13 -       -         -         (5,725)   -
See Note3
Cumulative effect of change
in accounting principle
 - change in depletion method    -         -         -         1,000
- See Note 4
                                 --------  --------  --------  ------
                                 --        --        --        ----
Net income                    $  1,435     6,282     33,430    29,522
                                 ======    ======    ======    ======
               Southwest Oil and Gas Income Fund XI-A, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2003      2002      2003      2002
                                           (Restate            (Restate
                                              d)                  d)
                                   ----      ----      ----      ----
Net income allocated to:
 Managing General Partner     $  489       1,015     4,269     4,097
                                 ======    ======    ======    ======
 General Partner              $  54        113       474       455
                                 ======    ======    ======    ======
 Limited Partners             $  892       5,154     28,687    24,970
                                 ======    ======    ======    ======
  Per limited partner unit
before discontinued
   operations and cumulative  $  (1.43)       .40
effect                                               5.86      5.55
  Discontinued operations per      1.75
limited partner unit                       1.43      6.14      2.94
  Cumulative effects per              -         -    (1.83)       .35
limited partner unit
                                 --------  --------  --------  --------
                                 --        --        --        --
  Per limited partner unit    $     .32
                                           1.83      10.17     8.84
                                 ======    ======    ======    ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative $  -         5,109     -         25,006
effect
                                 ======    ======    ======    ======
   Per  limited partner  unit $  -           1.45    -           7.37
(2,821.0)
                                 ======    ======    ======    ======
 Net income                   $  -         5,109     -         26,006
                                 ======    ======    ======    ======
   Per  limited partner  unit $  -           1.45    -           7.72
(2,821.0)
                                 ======    ======    ======    ======

               Southwest Oil and Gas Income Fund XI-A, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                      2003      2002
                                                              (Restate
                                                                 d)
                                                      ----      ----
            Cash flows from operating activities
             Cash received from oil and gas       $ 137,458   98,980
            sales
             Cash paid to suppliers                 (75,179   (82,079)
                                                    )
             Cash received from discontinued        19,231    9,227
            operations
             Interest received                      157       91
             Miscellaneous settlement               6         1,236
                                                    -------   --------
                                                    ----      ---
              Net cash provided by operating        81,673    27,455
            activities
                                                    -------   --------
                                                    ----      ---
            Cash flows from investing activities
             Additions to oil and gas properties    (325)     -
             Sale of oil and gas properties         42,433    706
                                                    -------   --------
                                                    ----      ---
              Net cash provided by investing        42,108    706
            activities
                                                    -------   --------
                                                    ----      ---
            Cash flows used in financing
            activities
             Distributions to partners              (93,101   (24,046)
                                                    )
                                                    -------   --------
                                                    ----      ---
              Net increase in cash and cash         30,680    4,115
            equivalents

             Beginning of period                    17,179    13,139
                                                    -------   --------
                                                    ----      ---
             End of period                        $ 47,859    17,254
                                                    ======    ======
            Reconciliation of net income to net
            cash
             provided by operating activities

            Net income                            $ 33,430    29,522

            Adjustments to reconcile net income
            to net
             cash provided by operating
            activities

             Depreciation, depletion and            14,000    17,000
            amortization
             Accretion of asset retirement          3,587     -
            obligation
             Cumulative effect of change in
            accounting
              principle - SFAS No. 143              5,725     -
             Cumulative effect of change in
            accounting
              principle - change in depletion       -         (1,000)
            method
             Decrease (increase) in receivables     11,020    (5,302)
             Increase (decrease) in payables        13,911    (12,765)
                                                    -------   --------
                                                    ----      ---
            Net cash provided by operating        $ 81,673    27,455
            activities
                                                    ======    =======
            Noncash investing and financing
            activities:
             Increase in oil and gas properties
            - Adoption
              of SFAS No. 143                     $ 57,971    -
                                                    ======    =======
             Decrease in oil and gas properties
            SFAS No. 143
              sale of oil and gas properties      $ 12,150    -
                                                    ======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $57,971, a long term liability of approximately $63,696 and a loss of approximately $5,725 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $55,133, and the decrease in the balance from January 1, 2003 is due to the sale of three oil and gas properties, which decreased the asset retirement obligation by $ 12,150, partially offset by accretion expense of $3,587. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $1,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $1,000 and $2,000 ($.35 and $.70 per limited partner unit), respectively and decrease net income by $1,000 and $1,000 ($.35 and $.35 per limited partner unit), respectively.

5.   Discontinued Operations - Sale of oil and gas leases
     During the nine months ended September 30, 2003, the Partnership sold its interest in certain oil and gas wells for $42,433 and retired $12,150 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                   Three Months Ended       Nine Months Ended
                    2003       2002         2003       2002

Revenues          $7,832     7,863        26,794    18,340
Net income        5,479      4,484        19,231    9,227

                Southwest Oil & Gas Income Fund XI-A, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in a decrease in the Partnership's previously reported net oil and gas properties of $1,000 from $216,041 to $215,041 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization             $5,000   4,000         17,000    15,000
  Income before           6,282     7,282         28,522    30,522
  cumulative effect
Cumulative effect of
  change in
  accounting principle    -         -             1,000     -
  Net income              6,282     7,282         29,522    30,522
  Net income allocated
  to:
  Managing General        1,015     1,015         4,097     3,986
  Partner
  General partner         113       113           455       443
  Limited partners        5,154     6,154         24,970    26,093
   Income per limited
  partner
     unit before            1.83       2.18
  cumulative effect                               8.49      9.25
   Cumulative effect
  per limited
     partner unit              -         -             -         -
   Net income per
  limited
     partner unit           1.83         2.18
                                                  8.84      9.25

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   28.65              12%
oil                                        25.68
Average price per mcf of gas  $    3.58              50%
                                           2.38
Oil production in barrels        770       1,000     (23%)
Gas production in mcf            4,100     7,000     (41%)
Gross oil and gas revenue     $  28,911    34,463    (16%)
Net oil and gas revenue       $  7,093     11,868    (40%)
Partnership distributions     $  50,555    9,000     462%
Limited              partner  $  47,555    8,100     487%
distributions
Per  unit  distribution   to
limited
 partners                     $   16.86              487%
                                           2.87
Number  of  limited  partner     2,821     2,821
units

Revenues

The Partnership's oil and gas revenues decreased to $28,911 from $34,463 for the quarters ended September 30, 2003 and 2002, respectively, a decrease of 16%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 12%, or $2.97 per barrel, resulting in an increase of approximately $2,300 in revenues. Oil sales represented 60% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 61% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 50%, or $1.20 per mcf, resulting in an increase of approximately $4,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $7,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 230 barrels or 23% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in a decrease of approximately $5,900 in income from net profits interests.

    Gas production decreased approximately 2,900 mcf or 41% during the same period, resulting in a decrease of approximately $6,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $12,800. The decrease in production is due primarily to two oil and gas properties sold in July 2003.

Costs and Expenses

Total costs and expenses increased to $33,040 from $32,705 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 1%. The increase is the result of higher general and administrative expense and accretion expense, partially offset by a decrease in depletion expense and lease operating costs.

1. Lease operating costs and production taxes were 3% lower, or approximately $800 less during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 21% or approximately $1,100 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $4,000 for the quarter ended September 30, 2003 from $5,000 for the same period in 2002. This represents a decrease of 20%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended September 30, 2002 by $1,000 and decrease net income for the three months ended September 30, 2002 by $1,000(See Note 4 of the notes to the financial statements). The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2003, which was $2.75 applied to 1,453 BOE as compared to $2.31 applied to 2,167 BOE for the same period.

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2003      2002    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $   28.97              25%
oil                                        23.18
Average price per mcf of gas  $    4.41              87%
                                           2.36
Oil production in barrels        2,670     2,900     (8%)
Gas production in mcf            17,200    23,500    (27%)
Gross oil and gas revenue     $  126,438   104,282   21%
Net oil and gas revenue       $  59,196    48,568    22%
Partnership distributions     $  93,055    24,000    288%
Limited              partner  $  85,805    21,600    297%
distributions
Per  unit  distribution   to
limited
 partners                     $   30.42              297%
                                           7.66
Number  of  limited  partner     2,821     2,821
units

Revenues

The Partnership's oil and gas revenues increased to $126,438 from $104,282 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 21%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 25%, or $5.79 per barrel, resulting in an increase of approximately $15,500 in revenues. Oil sales represented 50% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 55% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 87%, or $2.05 per mcf, resulting in an increase of approximately $35,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $50,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 230 barrels or 8% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $5,300 in revenues.

    Gas production decreased approximately 6,300 mcf or 27% during the same period, resulting in a decrease of approximately $14,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,200. The decrease in gas production is due primarily to the sale of a gas lease in July 2003, in addition another lease experienced downtime during the end of 2002 and is slowly resuming to normal.

Costs and Expenses

Total costs and expenses increased to $106,677 from $86,314 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 24%. The increase is the result of higher general and administrative expense, accretion expense and lease operating costs, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 21% higher, or approximately $11,500 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in lease operating expense and production taxes is due to several small leases having repairs and maintenance performed during 2003, and the increase in production taxes due to an increase in gross revenues received during the nine months ended September 30, 2003.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 61% or approximately $8,200 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3.  Depletion  expense  decreased to $14,000  for  the  nine  months  ended
    September  30,  2003 from $17,000 for the same period  in  2002.   This
    represents a decrease of 18%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $2,000 and decrease net income by $1,000 for the nine months ended September 30,
    2002(See  Note  4  of  the  notes to the  financial  statements).   The
    contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2003, which was $2.53 applied to 5,537 BOE as compared to $2.49 applied to 6,817 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $57,971, a long term liability of approximately $63,696 and a loss of approximately $5,725 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $55,133, and the decrease in the balance from January 1, 2003 is due to the sale of three oil and gas properties, which decreased the asset retirement obligation by $ 12,150, partially offset by accretion expense of $3,587. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $81,700 in the nine months ended September 30, 2003 as compared to approximately $27,500 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $42,100 in the nine months ended September 30, 2003 as compared to approximately $700 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $93,100 in the nine months ended September 30, 2003 as compared to approximately $24,000 in the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $93,055 of which $85,805 was distributed to the limited partners and $7,250 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $30.42. Total distributions during the nine months ended September 30, 2002 were $24,000 of which $21,600 was distributed to the limited partners and $2,400 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2002 was $7.66.

The sources for the 2003 distributions of $93,055 was oil and gas operations of approximately $81,700, a change in oil and gas properties of approximately $42,100, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions of $24,000 were oil and gas operations of approximately $27,500, partially offset by the change in oil and gas properties of approximately $700, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $1,360,972 have been made to the partners. As of September 30, 2003, $1,240,100 or $439.60 per limited partner unit has been distributed to the limited partners, representing an 88% return of the capital contributed.

As of September 30, 2003, the Partnership had approximately $47,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

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


Date:  November 14, 2003           /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  XI-A,
L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income Fund  XI-A,
L.P.

                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




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

           CERTIFICATION PURSUANT TO               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund XI-A, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund XI-A, L.P.